Form 10QSB
period 2004-09-30
McNab Creek Gold Corp.
filed 2004-11-16
CIK 1295190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

Commission file Number:  0-50915

MCNAB CREEK GOLD CORP.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0343710

(I.R.S. Employer Identification Number)

Suite 1220, 789 West Pender Street

Vancouver, B.C.  V6C 1H2

(Address of principal executive offices)

(604)669-9330

(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

964,200 common shares as at September 30, 2004

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

MCNAB CREEK GOLD CORP.

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheet as of September 30, 2004

Statement of Operations for the period ended September 30, 2004

Statement of Stockholders' Equity for the period ended September 30, 2004

Statements of Cash Flows for the period ended September 30, 2004

Notes to Financial Statements

Item 2

Plan of Operation

Item 3

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

Item 2

Changes in Securities and Small Business Issuer

Purchases of Equity Securities

Item 3

Defaults Upon Senior Securities

Item 4

Submission of Matters to a Vote of Security Holders

Item 5

Other Information

Item 6

Exhibits and Reports on Form 8K

SIGNATURES

MCNAB CREEK GOLD CORP

(formerly Parthenon Development Corporation)

(A pre-exploration stage Company)

Financial Statements

(Stated in U.S. Dollars)

September 30, 2004

(Unaudited, prepared by Management)

Index

Balance Sheets

Statements of Stockholders Equity

Statements of Operations

Statements of Cash Flows

Notes to Financial Statements

MCNAB CREEK GOLD CORP

(formerly Parthenon Development Corporation)

(A pre-exploration stage Company)

BALANCE SHEETS

 (Stated in US Dollars)

(Unaudited)

ASSETS	September 30/2004	March 31/2004
Current Assets
Cash	$ 32,111	$ 55,014

Equipment	312	367

Mineral Properties - Note 2	7,000	3,500

	$ 39,423	$ 58,881

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$ 4,563	$ 4,882
Due to director - Note 4	4,959	3,326

	9,522	8,208
Promissory notes payable - Note 3	30,000	30,000

	39,522	38,208

STOCKHOLDERS' EQUITY
Authorized: 100,000,000 common shares with a par value of $0.0001
Issued and Outstanding
964,200 common shares (2004 - 964,200 common shares)	$ 96	$ 96
Additional paid in capital	49,614	49,614
Deficit accumulated during the pre-exploration stage	(49,809)	( 2 9,037)

	(99)	20,673
Total Stockholders (Deficit) Equity
	$ 39,423	$ 58,881
Total Liabilities and Stockholders Equity

(See condensed notes to the financial statements)

MCNAB CREEK GOLD CORP.
(formerly Parthenon Development Corporation)
(A pre-exploration stage company)

STATEMENTS OF OPERATIONS
for the six months ended September 30, 2004 and 2003 and
the period from February 15, 2001 (Date of Incorporation) to September 30, 2004
(Stated in U.S. Dollars)
(Unaudited)
					February 15,
					2001 (date of
	Three Months ended		Six Months ended		incorporation)
	September 30,		September 30,		to September 30,
Stated in U.S. dollars	2004	2003	2004	2003	2004

Expenses
General and administrative	$ 19,594	$ -	$ 20,522	$ -	$ 33,791
Property investigation costs	-	-	250	-	16,018

Net loss for the period	$(19,594)	$ -	$ (20,772)	$ -	$ (49,809)

Loss per share attributable to
common stockholders:	$ (0.02)	$ -	$ (0.02)	$ -

Weighted average number of common shares outstanding:
Basic and diluted	964,200	201,043	964,200	101,071

(See condensed notes to the financial statements)

MCNAB CREEK GOLD CORP

(formerly Parthenon Development Corporation)

(A pre-exploration stage Company)

STATEMENTS OF CASH FLOWS

for the six months ended September 30, 2004 and 2003 and

for the period February 15, 2001 (Date of Incorporation) to September 30, 2004

(Stated in US Dollars)

(Unaudited)

	Six months periods ended September 30, 2004	Six months period ended September 30,2003	February 15, 2001 (Date of Incorporation) to September 30, 2004
Cash Flows from (used in) Operating Activities
Net loss for the period	$ (20,772)	$ -	$ (48,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	-	-	2,250
Depreciation and amortization	55	-	120
Change in other assets and liabilities:
Accounts payable	(319)	-	4,563
Due to Director	1,633	-	4,959

	(19,403)	-	(37,917)

Cash Flows from Financing Activity
Proceeds from issuance of common stock	-	-	47,460
Proceeds from issuance of promissory notes	-	-	30,000

Cash Flows used from Investing Activities	-	-	77,460
Acquisition of mineral property	(3,500)	-	(7,000)
Acquisition of equipment	-	-	(432)

	(3,500)	-	(7,432)

(Decrease)Increase in cash during the period	(22,903)	-	32,111

Cash, beginning of the period	55,014	-	-

Cash, end of the period	$ 32,111	$ -	$ 32,111

(See condensed notes to the financial statements)

MCNAB CREEK GOLD CORP

(formerly Parthenon Development Corporation)

(A pre-exploration stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period February 15, 2001 (Date of Incorporation) to September 30, 2004

(Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Pre-exploration
	Number	Par Value	Capital	Stage	Total
Issuance of Common Stock for
services rendered at $0.0001 per share, February 16, 2001	2,250,000	$ 225	$ 2,025	$ -	$ 2,250

Comprehensive income (loss) (Loss) for the period	-	-	-	(2,935)	(2,935)

Balance, as at March 31, 2003
and 2002	2,250,000	225	2,025	(2,935)	(685)

Cancellation of common stock	(2,250,000)	(225)	225	-	-
Capital stock issued for cash - at $0.10	420,200	42	41,978	-	42,020
- at $0.01	544,000	54	5,386	-	5,440
Comprehensive income (loss) (Loss) for the year	-	-	-	(26,102)	(26,102)

Balance, as at March 31, 2004	964,200	96	49,614	(29,037)	20,673

Comprehensive income (loss) (Loss) for the period	-	-	-	(20,772)	(20,772)
Balance, as at September 30, 2004	964,200	$ 96	$ 49,614	$ (49,809)	$ (99)

(See condensed notes to the financial statements)

MCNAB CREEK GOLD CORP

(formerly Parthenon Development Corporation)

(A pre-exploration stage Company)

Notes to Financial Statements

September 30, 2004

(Stated in US Dollars)

(Unaudited)

1. Basis of Presentation

The accompanying unaudited Interim consolidated balance sheets, statements of operations and cash flows reflected all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at September 30, 2004, and the results of operations and cash flows for the six months ended September 30, 2004, and for the period February 15, 2001 (Date of Incorporation) to September 30, 2004. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instruction from Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, there, do not include all information and notes normally provided in Audited financial statements and should be read in conjunction with the Company's consolidated financial statements for fiscal period ended March 31, 2004 included in the annual report previously filed on Form 10-KSB. The result of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2. Mineral Properties

On July 21, 2004, the Company acquired 8 mineral claims located in the Pershing County, Nevada, for $3,500. The claims are subject to a royalty of 2.5% of net smelter returns.

3. Promissory Notes Payable

September 30,		March 31,
	2004	2004

Promissory note payable to a director
of the Company, unsecured, interest at 8%
per annum, due January 9, 2006	$10,000	$10,000

Promissory note payable to a director
of the Company, unsecured, interest at 8%
per annum, due March 19, 2006	20,000	20,000
	$30,000	$30,000

4. Related Party Transactions

The amount due to a Director is unsecured, non-interest bearing and has no specific terms for repayment.

PLAN OF OPERATIONS

During the period September, 2003 to March, 2004, we obtained subscriptions for 964,200 shares under Regulation S to raise proceeds of approximately $47,460.  We have received additional loan proceeds from our management of approximately $30,000.  The proceeds obtained from these financings are allowing us to complete our stage one exploration programs on the SMH Property and the Roxy Prospect.  It is unlikely that we will need to raise additional funds in the next 12 months.  Our existing funds will also cover our general and administrative expenses for at least the next 12 months.

We will not be conducting any product research or development over the next 12 months.  We do not expect to purchase any plant or significant equipment over the next 12 months.

We do not expect any significant changes in the number of our employees over the next 12 months.  Our current management team will satisfy our requirements for the foreseeable future.

Our specific plans of operation for our two exploration properties are set out below.

SMH PROPERTY - Plan of Operation

We propose to complete the first stage of our two stage exploration program on our SMH property in 2004 and 2005.  Stage two will be contingent upon positive exploration results being obtained in stage one of our program.

Stage 1

(a)

Soil and rock chip sampling to be concentrated in the vicinity of drill hole 93TELE 9 and on the southeast corner of the property.

(b)

VLF-EM survey to locate and define faults.

Proposed Budget

Soil and rock chip sampling including analyses, 200 samples at $20/sample	US$4,000
VLF-EM survey, 20 line kilometers at 150/km	3,000
Sub-total	7,000
All 10% contingencies	700
Total	7,700

Stage 2 - Contingent Upon Stage 1 Results

(a)

Reverse-circulation drilling depending on the results of Stage 1.  Deep holes of not less than 1,200 feet would be employed to explore for gold mineralisation beneath the Roberts Mountains Thrust.

Proposed Budget

Reverse-Circulation Drilling 4800ft or 1464m at $25/metre	36,600
Engineering and supervision	6,000
Transportation, Accommodations and meals	4,000
Sub-total	46,600

All 10% contingencies	4,660
Total	51,260

ROXY PROSPECT - Plan of Operation

We propose to complete the following phase one work program on our Roxy Prospect in 2004 and 2005.  Further work on this property will be contingent upon positive exploration results being obtained in phase one of our program.

Phase I:

Detailed Mapping, Sampling, Data Acquisition and Initial Permitting

The purpose of this program phase is to increase our knowledge base for the Roxy Prospect.  This includes more detailed surface geologic mapping, rock chip sampling and the compilation of a geochemical database for the area of interest.

Labor:

Field work, estimated 15 days.  Estimated cost = $7,500 plus expenses and mileage.

Total estimated cost field work = $8,800

Office work, estimated 5 days.  Estimated cost = $2,500 plus expense.

Total estimated cost office work = $2,700.

Rock Sample Assaying and Geochemical Analyses:

ALS Chemex.

Anticipate 225 rock chip sample assays and multi-element geochem analyses at US$34 each.

Estimated cost = $7,650.

Geophysical Surveys:

Acquire old IP data and re-interpret.

Estimated costs = $7,500.

Permitting - BLM Notice of Intent:

Prepare and file Notice of Intent with BLM, after completion of field work

Estimate 2 days = $1,000 - $1,200 US.

Summary of Phase I Expenditures:

Task	Cost
Labor (map & geochem field work)	$ 8,800
Labor (map & geochem interp.)	$ 2,700
Assaying & Geochemical Analyses	$ 7,650
Geophysics (data acq. & re-interp)	$ 7,500
NOI Permitting (start)	$ 1,000
Phase I Total (US$)	$27,650

A modest contingency of $2,350 brings the total for the recommended program to US$30,000.  Completion of the Phase I program is anticipated by mid 2005.

Description of Our Exploration Properties

SMH prospect

Location and Access

The SMH Prospect comprises 400 acres in 20 unpatented and contiguous lode claims.  The claims are located south of the Carlin Trend more specifically in Section 23, 26 and 35 of Township 26 North and Range 52 East in Eureka County Nevada.  Subject to a 2.5% production royalty, the claims were transferred to McNab Creek Gold Corporation by virtue of a Quticlaim Deed executed in January, 2004 by Scoonover Exploration LLC of Elko, Nevada.  The name of the claims and their BLM Serial Numbers are given in Table 1.  All claims have anniversary dates on September 1 and are in good standing until 2005.

Table 1.

Claim Name	BLM Serial Number
SMH 31	NMC856514
SMH 32	NMC856515
SMH 33	NMC856516
SMH 34	NMC856517
SMH 35	NMC856518
SMH 36	NMC856519
SMH 37	NMC856520
SMH 38	NMC856521
SMH 39	NMC856522
SMH 40	NMC856523
SMH 41	NMC856524
SMH 42	NMC856525
SMH 43	NMC856526
SMH 44	NMC856527
SMH 45	NMC856528
SMH 46	NMC856529
SMH 47	NMC856530
SMH 48	NMC856531
SMH 49	NMC856532
SMH 50	NMC856533

Accessibility and Physiography

The SMH Property is accessible by a combination of paved roads and all weather gravel roads from Carlin in the north and from Eureka in the south.  Both towns are the nearest population centers.  Exploration trails abound in and around the Carlin and Battle Mountain areas while in areas of moderate and rolling topography, most places are negotiable by 4x4 vehicles even in the absence of roads.  Within the property itself, the topography is moderate, rising from 6,650 ft on the southwestern part of the property to 7,000 ft on the northeastern part of the property.  The climate is arid giving rise to sparse vegetation and generally stunted plant growth.

History

Most previous work completed on the SMH Property involved geologic mapping, soil and rock chip sampling, trenching, test pitting and reverse circulation drilling.  The latest work carried out on the property was rock chip sampling by both Newmont Explorations and later by Independence Mining in 1999.  A brief account of previous work on the SMH property is given by David Greenan et al in a report for AUR Resources (USA) Inc. on the Telegraph Project dated December, 1993.  The Telegraph Project comprises the WHY claim group which was leased by AUR from Reserve Industries in 1992.  The SMH claims occupy the central part of the WHY claim group.

Cominco owned a large block of land in the Sulphur Spring range that included the SMH ground.  Of four drill holes completed by Cominco in the area in 1988, two holes, MHS-1 and MHS-4 were located on the SMH Property.  Only the data on MHS-4 is available which shows no detectable gold.

Following the Cominco drilling, the Dickenson-Nevada J.V. partners made up of Reserve Industries Corporation, Precambrian Exploration and Dickenson Mines Limited operated the WHY claims and collected 183 soil samples of which 118 samples came from several disparate lines and 65 samples came from a claim post-based soil grid (i.e. 600 x 750 feet spacing.  Assays from these samples were rather low for gold but trace elements did identify several prospective targets.

Asamera leased the WHY claims from Dickenson - Nevada J.V. in August, 1990 and initiated a ten-hole AIRTRAC drilling program along with backhoe trenching, geochemical rock chip sampling and sagebrush biogeochemical sampling.  Asamera to 36 rock chip samples in three trenches and drilled a 500-foot drill hole on the eastern side of the property.  Data from this hole is not available.

All of the Asamera AIRTRAC drill holes were shallow, from 35 to 50 feet.  Only one of the holes (WHY -2) intersected any significant mineralisation - 0.013opt Au from 5-35 feet in jasperoid along the north-south fault.

Sagebrush sampling identified three low-grade multi element and gold anomalies in the south central part of the WHY claim group.  Two of the anomalies trend east-west across the roughly north-south stratigraphic trend of the lithologies … and cut across several lithologic units.

In August, 1992, AUR leased the WHY claims from Reserve Industries who was acting on behalf of the Dickenson - Nevada J.V. partners.  In the same year of acquisition, AUR completed three trenches and an unspecified number of test pits.  A total of 61 rock chip and 9 soil samples were collected.  No significant assays resulted from the trench and test pit sampling.  Twenty-eight samples of drill cuttings from seismic shot holes drilled by a geophysical company returned gold values of up to 8ppb.

Between July and August, 1993, AUR drilled 3,935 feet in nine reverse circulation drill holes using a tire-mounted Ingersol-Rand TH100 rig.  Only one hole, 93TELE-9 encountered significant gold values from a 25-feet intersection grading 0.015 opt between 100-125 feet.  The drill hole was inclined at 70 degrees and completed at 400 feet.  The intercept was logged as jasperoid, clay and dolomite.

Regional Setting

The SMH Property is situated between the Carlin and the Battle Mountain - Eureka structural trends.  The rocks that host gold in the Carlin and Battle Mountain areas are present in the SMH Property.  The geology of the Carlin and Battle Mountain areas is well documented in literature (for example Lewis Teal and Mac Jackson, 1997 and R.M. Tosdal in USGS Open File Report 98-338).  The Carlin and Battle Mountain trends are parallel northwesterly alignments of gold and silver deposits stretching between 60 to 70 kilometers.  Geophysical studies indicate that both trends lie along ancient zones of crustal weaknesses resulting in fault zones extending deep into the earth's mantle providing conduits for sustained hydrothermal gold mineralisation.  In most deposits, microscopic gold is hosted in Paleozoic carbonate rocks, most particularly, the upper units of the Roberts Mountains Formation.

Gold deposits on the Carlin Trend occur in Lower Paleozoic rocks that are subdivided into three major groups.  The first group, referred to as the eastern assemblage rocks, comprises a sequence of carbonate and classic units that include the Siluro-Devonian Roberts Mountains Formation, the Popovich Formation and the Rodeo Creek Unit.  The majority of gold mineralisation is concentrated in the upper 130 meters of the dominantly carbonate Roberts Mountains Formation.  The carbonate, Devonian Popovich Formation, is likewise host to several gold deposits including the deeper deposits such as the Meikle, Goldbug and Screamer to name a few.  These deeper deposits are below the Roberts Mountains Thrust.

The western assemblage rocks comprises an allochthonous geosynclinal sequence which due to their complex relationships have been lumped into a single super formation known as the Vinini Formation.  The Vinini Formation consists of a Lower to Upper Ordovician sedimentary sequence of chert, mudstone, siliceous mudstone and minor greenstone.  The cumulative thickness of the formation is estimated in excess of 1,500 meters.  On the Carlin Trend, the sequence is host to smaller high-angle fault controlled vein deposits such as Capstone, Bit Six, Fence and Antimony Hill.

Property Geology

Units of the Vinini Formation primarily underlie the SMH property.  Previous work has subdivided the formation into separate sedimentary units comprising laminated silty limestone (Ovll), massive limestone (Ovl), black thinly bedded chert (Ovc), grey siliceous shale, siltstone and chert (Ovs), Quartzite (Ovq) and argillaceous mudstone and siltstone (Ovm).  The Vinini Formation (western assemblage rocks) is the fault contact with the Robert Mountains Formation of the (eastern assemblage rocks).  The fault, which occurs at the eastern boundary of the SMH Property, is a major northerly west-dipping high angle fault in which silica alteration including jasperoid development has occurred.  Previous drilling and sampling close to the fault returned anomalous gold values.

Roxy Prospect

Location and Access

The Roxy Prospect is located in un-surveyed Sections 5, 6, 7, and 8, of T27N, R38E, and MDB&M.  The area is within the southeastern portion of the Kennedy Mining District in the State of Nevada.  The land package consists of eight unpatented lode claims (NMC860160 to NMC860167) along the eastern margin of the southern East Range.

Access is via I-80 to Winnemucca, Nevada, thence south along Grass Valley road, approximately 55 miles through Grass Valley, past the Gold Bank Hills, through Pleasant Valley, almost to McKinney Pass.  The Property lies approximately three miles west of the main dirt road and two miles north of McKinney pass.  Access may also be gained via I-80 to Battle Mountain.  Follow State Road 305 southwest, turning west onto Lander County Road that goes past Battle Mountain Gold's Copper Canyon operations.  This road turns to gravel past the mine entrance and heads thorough Buffalo and Dixie valleys, around the south end of the Tobin Range, thence north along Spring Creek through the Sou Hills, to the south end of Pleasant Valley, again almost to McKinney Pass.

History

Discovery of silver-gold ore occurred in what would become the Kennedy District in 1891.  The discovery and development, in 1893, of the Imperial and Gold Note mines brought around 500 hopeful prospectors to the area.  The Kennedy District produced almost 85,000 ounces of silver, more than 3,900 ounces of gold, plus 62,439 pounds of copper and 101,479 pounds of lead, between 1903 and 1950.

Production came primarily from north and northwest trending quartz veins.  The early mines in the district produced free-milling gold-silver ores from oxidized portions of the veins.  Ores were processed through a 20-stamp mill.  Subsequent production came from lessees who produced small shipments of gold-silver ore.  According to NBM&G Bulletin 89 Geology and Mineral Deposits of Pershing County, Nevada (Johnson, 1977), mines of the district ". . . operated intermittently until 1950, but the greatest period of development and productivity was between 1893 and 1905."

At the Roxy Property, there exist a few historic workings of unknown age (Pre-1930).  The most extensive occur on the northern end of the outcropping vein, where three or so adits follow the strike of the vein.  A shaft sunk above the adits appears to access the upper reaches of the vein above the adits.  Approximately 1,100 feet to the south, another adit, driven west from 300 feet east of the vein, failed to intersect the mineralized vein system.

Geology

A large Triassic granitic pluton, cut on its northern margin by a Tertiary granodiorite, dominates the geology of the Kennedy District.  These stocks intrude Paleozoic Pumpernickel and Havallah formations and Mesozoic Koipato Group rocks.  Mapping compiled by Johnson (1977) reveals a north verging thrust emplacing undifferentiated Pennsylvanian-Permian Pumpernickel Formation westward over Triassic metavolcanics of the Koipato Group.  Carbonates may also comprise part of the lower plate of the thrust.  Regional mapping by Johnson (1977) does not reveal the limestone units; however, this limestone is the principal host to the quartz-carbonate, gold-silver veins at the Roxy Property.

Mineralization and Geochemistry

Principally silver and minor gold mineralization at the Roxy Property occurs within epithermal quartz-carbonate veins and stock work zones.  The veins are three to eight feet in width.  While some vein zones are greater than ten feet in width, the lack of production data for the Roxy area precludes anything other than speculation on the true width of the veins.   Veins trend north to northeast and dip easterly.  Silver values appear to correlate best with high lead and copper.  Metallic minerals within the veins include galena, sphalerite, chalcopyrite, arsenopyrite, and pyrite.  The galena is argentiferous.  Free gold is present locally.  In the main portion of the Kennedy District, quartz-sulfide veins occur in both Tertiary granodiorite and Paleozoic metamorphic rocks of the Pumpernickel Formation.  These host rocks cover a wide degree of physical and chemical properties, which is encouraging for the occurrences at the Roxy Property, as it shows precious metals mineralization to be possible through widely differing lithologies.

The most recent sampling consists of six samples taken by E. L. Hunsaker as confirmation sampling to previous work.  Results for this sampling include:

Sample	Easting (UTM)	Northing (UTM)	Au (opt)	Ag (opt)
20012	437432.00	4453797.00	<0.002	42.8
20013	437507.00	4453717.00	<0.002	5.7
20017	437342.00	4453398.00	<0.002	0.4
20018	437506.00	4454148.00	<0.002	0.3
20019	437455.00	4454029.00	<0.002	11.0
20020	437452.00	4454036.00	<0.002	54.5

Item 3 - Controls and Procedures

Our C.E.O. and C.F.O. have concluded that our controls and other procedures designed to ensure that information required to be disclosed in reports that we submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms are effective, based upon their evaluation of these controls and procedures as of a date within 90 days of the filing date of this Form 10-QSB.

There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and weaknesses.

PART II

OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

None

Item 2

CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER

PURCHASES OF EQUITY SECURITIES

None

Item 3

DEFAULTS UPON SENIOR SECURITIES

None

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5

OTHER INFORMATION

None

Item 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

Section 302 Certification of C.E.O. and C.F.O.

Section 906 Certification

(b)

Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCNAB CREEK GOLD CORP.

Dated:  November 15, 2004                    Per:     /s/Kenneth G. Townsend\

                                                                        Kenneth G. Townsend,

                                                                        President, C.E.O., C.F.O., Secretary and Director