Form 10QSB
period 2004-12-31
McNab Creek Gold Corp.
filed 2005-02-14
CIK 1295190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

964,200 common shares as at December 31, 2004

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

MCNAB CREEK GOLD CORP.

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheets as of December 31, 2004

Statements of Operations for the nine months ended December 31, 2004 and 2003 and the period from February 15, 2001 to December 31, 2004

Statements of Stockholders' Equity for the period February 15, 2001 to December 31, 2004

Statements of Cash Flows for the nine months ended December 31, 2004 and 2003 and for the period February 15, 2001 to December 31, 2004

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

December 31, 2004

(Unaudited - Prepared by Management)

Index

Balance Sheets

Statements of Operations

Statements of Stockholders Equity

Statements of Cash Flows

Notes to Financial Statements

MCNAB CREEK GOLD CORP

(formerly Parthenon Development Corporation)

(A pre-exploration stage Company)

BALANCE SHEETS

 (Stated in US Dollars)

(Unaudited – Prepared by Management)

ASSETS	December 31/2004	March 31/2004
Current Assets
Cash	$ 27,436	$ 55,014

Equipment	285	367
Mineral Properties – Note 2	-	-

	$ 27,721	$ 55,381

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$ 8,662	$ 4,882
Due to a director – Note 3	4,959	3,326

	13,621	8,208
Promissory notes payable to related parties – Note 3	30,000	30,000

	43,621	38,208

STOCKHOLDERS’ EQUITY
Authorized: 100,000,000 common shares with a par value of $0.0001
Issued and Outstanding
964,200 common shares (2004 - 964,200 common shares)	$ 96	$ 96
Additional paid in capital	49,614	49,614
Deficit accumulated during the pre-exploration stage	(65,610)	(32,537)

	(15,900)	17,173
Total Stockholders’ (Deficit) Equity
	$ 27,721	$ 55,381
Total Liabilities and Stockholders’ Equity

(See condensed notes to the financial statements)

MCNAB CREEK GOLD CORP.
(formerly Parthenon Development Corporation)
(A pre-exploration stage company)

STATEMENTS OF OPERATIONS
for the nine months ended December 31, 2004 and 2003 and
the period from February 15, 2001 (Date of Incorporation) to December 31, 2004
(Stated in U.S. Dollars)
(Unaudited – Prepared by Management)
					February 15,
					2001 (date of
	Three Months ended		Nine Months ended		incorporation)
	December 31,		December 31,		to December 31,
Stated in U.S. dollars	2004	2003	2004	2003	2004

Expenses
General and administrative	$ 8,801	$ 5,952	$ 29,323	$ 5,952	$ 42,592
Property investigation costs	-	9,724	250	9,724	16,018
Mineral claims – acquisition costs – Note 2	-	-	3,500	-	7,000

Net loss for the period	$ (8,801)	$(15,676)	$ (33,073)	$ (15,676)	$ (65,610)

Loss per share attributable to
common stockholders:
Basic and diluted	$ (0.01)	$ (0.02)	$ (0.03)	$ (0.01)

Weighted average number of common shares outstanding:
Basic and diluted	964,200	771,657	964,200	1,419,157

(See condensed notes to the financial statements)

MCNAB CREEK GOLD CORP

(formerly Parthenon Development Corporation)

(A pre-exploration stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period February 15, 2001 (Date of Incorporation) to December 31, 2004

(Stated in US Dollars)

(Unaudited – Prepared by Management)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Pre-		Stockholders’
				exploration		Equity
	Number	Par Value	Capital	Stage		(Deficiency)

Issuance of Common Stock for
services rendered at $0.0001 per
share, February 16, 2001	2,250,000	$225	$2,025	$-	-	$2,250

Comprehensive income (loss)
(Loss) for the period	-	-	-	(2,935)	-	(2,935)

Balance, as at March 31, 2003
and 2002	2,250,000	225	2,025	(2,935)		(685)

Cancellation of common stock	(2,250,000)	(225)	225	-		-

Capital stock issued for cash
- at $0.10	420,200	42	41,978	-		42,020
- at $0.01	544,000	54	5,386	-		5,440
Comprehensive income (loss)
(Loss) for the year	-	-	-	(29,602)		(29,602)

Balance, as at March 31, 2004	964,200	96	49,614	(32,537)		17,173

Comprehensive income (loss)
(Loss) for the period	-	-	-	(33,073)		(33,073)

Balance, as at December 31,
2004	964,200	$96	$49,614	$(65,610)		$(15,900)

(See condensed notes to the financial statements)

MCNAB CREEK GOLD CORP

(formerly Parthenon Development Corporation)

(A pre-exploration stage Company)

STATEMENTS OF CASH FLOWS

for the nine months ended December 31, 2004 and 2003 and

for the period February 15, 2001 (Date of Incorporation) to December 31, 2004

(Stated in US Dollars)

(Unaudited – Prepared by Management)

	Nine months period ended December 31, 2004	Nine months period ended December 31, 2003	February 15, 2001 (Date of Incorporation) to December 31, 2004
Cash Flows from (used in) Operating Activities
Net loss for the period	$ (33,073)	$ (15,676)	$ (65,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	-	-	2,250
Depreciation	82	26	147
Change in other assets and liabilities:
Accounts payable and accrued liabilities	3,780	-	8,662
Due to (from) a director	1,633	(4,109)	4,959

Net cash flows used in operating activities	(27,578)	(19,759)	(49,592)

Cash Flows from Financing Activities
Proceeds from the investor deposits	-	22,350	-
Proceeds from issuance of common stock	-	-	47,460
Proceeds from issuance of promissory notes	-		30,000

Net cash flows provided by financing activities	-	22,350	77,460

Cash Flows (used in) Investing Activities
Acquisition of equipment	-	(432)	(432)

Net cash flows (used in) investing activities	-	(432)	(432)

(Decrease) Increase in cash during the period	(27,578)	2,159	27,436
Cash, beginning of the period	55,014	-	-

Cash, end of the period	$ 27,436	$ 2,159	$ 27,436

Supplementary cash flow information
Interest paid in cash	$ -	$ -	$ -
Income taxes paid in cash	$ -	$ -	$ -

(See condensed notes to the financial statements)

MCNAB CREEK GOLD CORP

(formerly Parthenon Development Corporation)

(A pre-exploration stage Company)

Notes to Financial Statements

December 31, 2004

(Stated in US Dollars)

(Unaudited – Prepared by Management)

1. Basis of Presentation

The accompanying unaudited Interim balance sheets, statements of operations, stockholders’ equity (deficiency) and cash flows reflected all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at December 31, 2004, and the results of operations and cash flows for the nine months ended December 31, 2004, and for the period February 15, 2001 (Date of Incorporation) to December 31, 2004. The accompanying unaudited financial statements have been prepared in accordance with the instruction from Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s financial statements for fiscal year ended March 31, 2004 included in the annual report previously filed on Form 10-KSB. The result of operations or the interim period presented is not necessarily indicative of the results to be expected for the full year.

2. Mineral Properties

During the year ended March 31, 2004, the Company acquired 20 mineral claim units located in Eureka County, Nevada for $3,500. This amount was expensed in the fiscal year ended March 31, 2004. The mineral claims are subject to a production royalty of 2.5% of net smelter returns.

On July 21, 2004, the Company acquired 8 mineral claims located in the Pershing County, Nevada, for $3,500. This amount was expensed in the fiscal year ended March 31, 2005. The claims are subject to a royalty of 2.5% of net smelter returns.

3. Related Party Transactions

(a) Promissory notes payable

December 31,		March 31,
	2004	2004

Promissory note payable to a director
of the Company, unsecured, interest at 8%
per annum, due January 9, 2006	$10,000	$10,000

Promissory note payable to a director
of the Company, unsecured, interest at 8%
per annum, due March 19, 2006	20,000	20,000
	$30,000	$30,000

The interest accrued for three-month period ended December 31, 2004, nine-month period ended December 31, 2004 and from February 15, 2001 to December 31, 2004 are $600, $1,800 and $2,032 respectively. Total accrued interest of $2,032 is included in accounts payable.

(b) Due to a director

The amount due to a director, $4,959, is unsecured, non-interest bearing and has no specific terms for repayment.

PLAN OF OPERATIONS

During the period September, 2003 to March, 2004, we obtained subscriptions for 964,200 shares under Regulation S to raise proceeds of approximately $48,460.  We have received additional loan proceeds from our management of approximately $20,000.  The proceeds obtained from these financings are allowing us to complete our stage one exploration programs on the SMH Property and the Roxy Prospect.  It is unlikely that we will need to raise additional funds in the next 12 months.  Our existing funds will also cover our general and administrative expenses for at least the next 12 months.  In the event additional funds are required, management will seek private placement subscriptions or will loan additional proceeds to the Company.

Even if our company completes our planned exploration programs on the Roxy and SMH Properties and is successful in identifying a mineral deposit, the Company will be required to spend substantial additional funds on drilling and engineering studies before it can determine whether the mineral deposit is commercially viable.  Currently, the Company does not have the funds required to complete a substantial drilling program and engineering studies.  In the event it is unable to raise additional funds for this work, it would be unable to proceed even if a mineral deposit is discovered.

Exploration on the SMH and Roxy Properties will be conducted in a phases.  We have not yet started Phase One of our exploration program.  If Stage1 results are sufficiently encouraging, we will proceed with continued exploration in a Phase Two program.  Typically, exploration results which warrant Phase 2 work include:

  Surface geochemical sample results with values that are suggestive of a mineral deposit, when considered in the context of the geologic setting of the property.

  Geophysical anomalies that are suggestive of a mineral deposit, when considered in the context of the geologic setting of the property.

  Interpretation of geological results that is indicative of a favorable setting for a mineral deposit.

These results are usually interpreted in conjunction with current metal-market conditions, management’s corporate goals, and the potential for Stage 2 plans to facilitate the discovery process.

Our company has incurred operating losses and will not be able to exist indefinitely without the receipt of additional operating funds.  In the circumstances, the Company will not be able to continue as a going concern for more than 24 months without the receipt of additional operating funds.

The SMH 31-50 claims were transferred to McNab Creek Gold Corporation by virtue of a Quitclaim Deed executed in January 2004 by Scoonover Exploration LLC of Elko, Nevada.  The claims were acquired at arm’s length for consideration of $3,500, with a 2.5% net smelter return royalty retained by Scoonover.

The Roxy 1-8 claims were transferred to McNab Creek Gold Corporation by virtue of a Quitclaim Deed executed in July 2004 by Scoonover Exploration LLC of Elko, Nevada.  The claims were acquired at arm’s length for consideration of $3,500, with a 2.5% net smelter return royalty retained by Scoonover.

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

SMH PROPERTY - Plan of Operation

We propose to complete the first stage of our two stage exploration program on our SMH property in the second quarter of 2005.  Stage two will be contingent upon positive exploration results being obtained in stage one of our program.  Execution of the Phase 1 plan should be possible (in a typical weather year) beginning in the latter part of March or early February.

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

ROXY PROSPECT - Plan of Operation

We propose to complete the following phase one work program on our Roxy Prospect in the second quarter of 2005.  Further work on this property will be contingent upon positive exploration results being obtained in phase one of our program.

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

WE will engage a mining consultant to assess each phase of our proposed exploration and determine whether the results warrant further work.

If the exploration results on the Company's initial phases on its two properties do not warrant drilling or further exploration, the Company will suspend operations on these properties.  The Company will then seek additional exploration properties and additional funding with which to do work on the new properties.  In the event that the Company is unable to obtain additional financing or additional properties, it may not be able to continue as a going concern.

Description of Our Exploration Properties

SMH prospect

Location and Access

The SMH Prospect comprises 400 acres in 20 unpatented and contiguous lode claims.  The claims are located south of the Carlin Trend, Figure 1, more specifically in Section 23, 26 and 35 of Township 26 North and Range 52 East in Eureka County Nevada, Figure 2.  Subject to a 2.5% production royalty, the claims were transferred to McNab Creek Gold Corporation by virtue of a Quitclaim Deed executed in January, 2004 by Scoonover Exploration LLC of Elko, Nevada.  The name of the claims and their BLM Serial Numbers are given in Table 1.  All claims have anniversary dates on September 1 and are in good standing until 2005.

Unpatented mining claims consist of U.S. Federal controlled ground for which the proprietary mineral rights have been claimed; one claim covers approximately 20.7 acres and is obtained by completing a proscribed set of monumentation, postings and filings (described by Nevada law) generally described as:

•

Erect four corner locations monuments and one location monument

•

File appropriate documentation and pay appropriate fees with U.S. Department of the Interior-Bureau of Land Management

•

File appropriate documentation and pay appropriate fees with County Recorder in county where claims are located.

Table 1.

Claim Name	BLM Serial Number
SMH 31	NMC856514
SMH 32	NMC856515
SMH 33	NMC856516
SMH 34	NMC856517
SMH 35	NMC856518
SMH 36	NMC856519
SMH 37	NMC856520
SMH 38	NMC856521
SMH 39	NMC856522
SMH 40	NMC856523
SMH 41	NMC856524
SMH 42	NMC856525
SMH 43	NMC856526
SMH 44	NMC856527
SMH 45	NMC856528
SMH 46	NMC856529
SMH 47	NMC856530
SMH 48	NMC856531
SMH 49	NMC856532
SMH 50	NMC856533

Accessibility and Physiography

The SMH Prospect is reached by driving approximately 22 miles west on U.S. Interstate Highway 80 to Carlin, Nevada, then 41 miles south on Nevada State Highway 278 to Mineral Hill Road then approximately 4.8 miles east to the Aiken Canyon access road and 3.4 miles southeast to the property.

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

The north-central Nevada region, around the SMH and Roxy Properties, has a long history of mining activity.  The majority of the jobs in the northern Nevada counties (Lander, Humboldt, Eureka, and Elko) are associated with the mining industry.  Heavy equipment and operators are available from several sources in the local area.  The nearby towns have extensive support and equipment availability.  Skilled and experienced manpower is readily available in the local area.

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

DEFAULTS UPON SENIOR SECURITIES

None

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5

OTHER INFORMATION

None

Item 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

31

Section 302 Certification of C.E.O. and C.F.O.

32

Section 906 Certification

(b)

Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCNAB CREEK GOLD CORP.

Dated:  February 11, 2005

Per:

/s/Kenneth G. Townsend

Kenneth G. Townsend,

President, C.E.O., C.F.O., Secretary and Director