Form 10QSB/A
period 2004-09-30
McNab Creek Gold Corp.
filed 2005-05-09
CIK 1295190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB – Amendment No. 1

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

(A pre-exploration stage Company)

BALANCE SHEETS

 (Stated in US Dollars)

(Unaudited)

ASSETS	September 30/2004	March 31/2004
Current Assets
Cash	$ 32,111	$ 55,014

Equipment	312	367
Mineral Properties – Note 2	-	-

	$ 32,423	$ 55,381

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$ 4,563	$ 4,882
Due to a director – Note 3	4,959	3,326

	9,522	8,208
Promissory notes payable to related party – Note 3	30,000	30,000

	39,522	38,208

STOCKHOLDERS’ EQUITY
Authorized: 100,000,000 common shares with a par value of $0.0001
Issued and Outstanding
964,200 common shares (2004 - 964,200 common shares)	$ 96	$ 96
Additional paid in capital	49,614	49,614
Deficit accumulated during the pre-exploration stage	(56,809)	(32,537)

Total Stockholders’ (Deficit) Equity	(7,099)	17,173

Total Liabilities and Stockholders’ Equity	$ 32,423	$ 55,381

(See condensed notes to the financial statements)

MCNAB CREEK GOLD CORP.
(formerly Parthenon Development Corporation)
(A pre-exploration stage company)

STATEMENTS OF OPERATIONS
for the six months ended September 30, 2004 and 2003 and
the period from February 15, 2001 (Date of Incorporation) to September 30, 2004
(Stated in U.S. Dollars)
(Unaudited – Prepared by Management)
					February 15,
					2001 (date of
	Three Months ended		Six Months ended		incorporation)
	September 30,		September 30,		to September 30,
Stated in U.S. dollars	2004	2003	2004	2003	2004

Expenses
General and administrative	$ 19,594	$ -	$ 20,522	$ -	$ 33,791
Property investigation costs	-	-	250	-	16,018
Mineral claim - acquisition costs – Note 2	3,500		3,500		7,000

Net loss for the period	$(23,094)	$ -	$ (24,272)	$ -	$ (56,809)

Loss per share attributable to
common stockholders:
Basic and diluted	$ (0.02)	$ -	$ (0.03)	$ -

Weighted average number of common shares outstanding:
Basic and diluted	964,200	201,043	964,200	101,071

(See condensed notes to the financial statements)

MCNAB CREEK GOLD CORP

(formerly Parthenon Development Corporation)

(A pre-exploration stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period February 15, 2001 (Date of Incorporation) to September 30, 2004

(Stated in US Dollars)

(Unaudited – Prepared by Management)

				Deficit Accumulated During the Pre-exploration Stage

	Common Shares		Additional Paid-in Capital		Stockholders’ Equity (Deficiency)
	Number	Par Value

Issuance of Common Stock for services rendered at $0.0001 per share, February 16, 2001	2,250,000	$ 225	$ 2,025	$ -	$ 2,250

Comprehensive income (Loss) for the period	-	-	-	(2,935)	(2,935)

Balance, as at March 31, 2003 and 2002	2,250,000	225
			2,025	(2,935)	(685)

Cancellation of common stock	(2,250,000)	(225)	225	-	-
Capital stock issued for cash - at $0.10	420,200	42	41,978	-	42,020
- at $0.01	544,000	54	5,386	-	5,440
Comprehensive income (loss) (Loss) for the year	-	-	-	(29,602)	(29,602)

Balance, as at March 31, 2004	964,200	96	49,614	(32,537)	17,173

Comprehensive income (loss) (Loss) for the period	-	-	-	(24,272)	(24,272)
Balance, as at September 30, 2004	964,200	$ 96	$ 49,614	$ (56,809)	$ (7,099)

(See condensed notes to the financial statements)

MCNAB CREEK GOLD CORP

(formerly Parthenon Development Corporation)

(A pre-exploration stage Company)

STATEMENTS OF CASH FLOWS

for the six months ended September 30, 2004 and 2003 and

for the period February 15, 2001 (Date of Incorporation) to September 30, 2004

(Stated in US Dollars)

(Unaudited – Prepared by Management)

	Six months periods ended September 30, 2004	Six months period ended September 30,2003	February 15, 2001 (Date of Incorporation) to September 30, 2004
Cash Flows from (used in) Operating Activities
Net loss for the period	$ (24,272)	$ -	$ (56,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	-	-	2,250
Depreciation	55	-	120
Change in other assets and liabilities:
Accounts payable and accrued liabilities	(319)	-	4,563
Due to a director	1,633		4,959

Net cash flows used in operating activities	(22,903)	-	(44,917)

Cash Flows from Financing Activity
Proceeds from issuance of common stock	-	-	47,460
Proceeds from issuance of promissory notes	-		30,000

Net cash flows provided by financing activities	-	-	77,460
Cash Flows used from Investing Activities
Acquisition of equipment	-	-	(432)

Net cash flows (used in) investing activities	-	-	(432)

(Decrease)Increase in cash during the period	(22,903)	-	32,111

Cash, beginning of the period	55,014	-	-

Cash, end of the period	$ 32,111	$ -	$ 32,111

Supplementary cash flow information
Interest paid in cash	$ -	$ -	$ -
Income taxes paid in cash	$ -	$ -	$ -

(See condensed notes to the financial statements)

MCNAB CREEK GOLD CORP

(formerly Parthenon Development Corporation)

(A pre-exploration stage Company)

Notes to Financial Statements

September 30, 2004

(Stated in US Dollars)

(Unaudited)

1. Basis of Presentation

The accompanying unaudited interim balance sheets, statements of operations, stockholders’ equity (deficiency) and cash flows reflected all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at September 30, 2004, and the results of operations and cash flows for the six months ended September 30, 2004, and for the period February 15, 2001 (Date of Incorporation) to September 30, 2004. The accompanying unaudited financial statements have been prepared in accordance with the instruction from Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, there, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s financial statements for fiscal period ended March 31, 2004 included in the annual report previously filed on Form 10-KSB. The result of operations for the interim periods presented is not necessarily indicative of the results to be expected for the full year.

2. Mineral Properties

During the year ended March 31, 2004, the Company acquired 20 mineral claim units located in Eureka County, Nevada for $3,500. This amount was expensed in the fiscal year ended March 31, 2004. The mineral claims are subject to a production royalty of 2.5% of net smelter returns.

On July 21, 2004, the Company acquired 8 mineral claims located in Pershing County, Nevada, for $3,500. This amount was expensed in the three month period ended September 30, 2004. The claims are subject to a royalty of 2.5% of net smelter returns.

3. Related Party Transactions

(a) Promissory Notes Payable

September 30,		March 31
	2004	2004

Promissory note payable to a director
of the Company, unsecured, interest at 8%
per annum, due January 9, 2006	$10,000	$10,000

Promissory note payable to a director
of the Company, unsecured, interest at 8%
per annum, due March 19, 2006	20,000	20,000
	$30,000	$30,000

The interest accrued for three-month period ended September 30, 2004, six-month period ended September 30, 2004 and from February 15, 2001 to September 30, 2004 are $600, $1,200 and $1,432 respectively. Total accrued interest of $1,432 is included in accounts payable.

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

MCNAB CREEK GOLD CORP.

Dated:  May 6, 2005

Per:  /s/Kenneth G. Townsend

Kenneth G. Townsend,

President, C.E.O., C.F.O.

Secretary and Director

CERTIFICATION OF C.E.O. AND C.F.O. PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-QSB of McNab Creek Gold Corp. for the quarter ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof, the undersigned, in the capacity and date indicated below, hereby certifies that:

I have reviewed this quarterly report on Form 10-QSB of McNab Creek Gold Corp.;

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(d)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of

2

an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

May 6, 2005

/s/Kenneth G. Townsend

Date

Kenneth G. Townsend,

C.E.O. and C.F.O.

MCNAB CREEK GOLD CORP.

A Nevada Corporation

CERTIFICATE PURSUANT TO

18 U.S.C. SECTION 1350

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of McNab Creek Gold Corp. (the "Company") on Form 10-QSB for the quarter ended September 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Kenneth G. Townsend, President, Chief Executive Officer, and Chief Financial Officer, certify, pursuant to 18 U.S.C. ss.ss. 1350, as adopted pursuant to ss.ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated May 6, 2005

/s/Kenneth G. Townsend

Kenneth G. Townsend,

President, Chief Executive Officer

and Chief Financial Officer