Form 10KSB
period 2005-03-31
McNab Creek Gold Corp.
filed 2005-07-18
CIK 1295190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[xx]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL PERIOD ENDED MARCH 31, 2005

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

Commission file Number:  000-50915

MCNAB CREEK GOLD CORP.

(Name of small business issuer in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0434710

(I.R.S. Employer Identification Number)

Suite 1128, 789 West Pender Street

Vancouver, B.C.  V6C 1H2

(Address of principal executive offices)

(604) 669-9330

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Shares

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes  [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

[ X ]

The Issuer's revenues for its fiscal period ended March 31, 2005 were $0.00.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.):

Not Applicable

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING

THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]      No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

964,200 common shares issued and outstanding as of June 26, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

No.

Transitional Small Business Disclosure Format (Check one):  Yes ____; No __X__

PART I

Item 1.  Description of Business

This annual report contains forward-looking statements.  These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", the “Company” and "McNab" mean McNab Creek Gold Corp. and our subsidiaries, unless otherwise indicated.

Overview

We are a junior mineral exploration company.  We seek to explore our mineral interests in the SMH Property located in Eureka County, Nevada and our mineral interests in the Roxy Prospect located in Pershing County, Nevada.  We will be exploring these claims in phases.  Our proposed work program is set out in detail under the Plan of Operation section.

The Company’s acquisition of its SMH Property and Roxy Property were negotiated at arm’s length with Mr. E.L. Hunsaker III before he became a director of the Company.  However, in view of a potential conflict of interest in Mr. Hunsaker remaining as a director of the Company, he has resigned his position as a director of the Company and has been replaced by Mr. Christopher R. Verrico.

The SMH 31-50 claims were transferred to McNab Creek Gold Corporation by virtue of a Quitclaim Deed executed in January 2004 by Scoonover Exploration LLC of Elko, Nevada.  E.L. Hunsaker III, is a managing member of Scoonover Exploration LLC (Scoonover Exploration a Nevada Limited Liability Company).   The claims were acquired for the consideration of $3,500; with a 2.5% net smelter return royalty retained by Scoonover (the 2.5% net smelter return royalty was sold to Golden Patriot Corp., of which E.L. Hunsaker III is also a director).   The SMH quitclaim is recorded in Eureka County Nevada Book 374, Page 001-003.

The Roxy 1-8 claims were transferred to McNab Creek Gold Corporation by virtue of a Quitclaim Deed executed in July 2004 by Scoonover Exploration LLC of Elko, Nevada.  E.L. Hunsaker III, is a managing member of Scoonover Exploration LLC (Scoonover Exploration a Nevada Limited Liability Company).   The claims were acquired for the consideration of $3,500; with a 2.5% net smelter return royalty retained by Scoonover (the 2.5% net smelter return royalty was sold to Golden Patriot Corp., of which E.L. Hunsaker III is also a director).  The Roxy quitclaim is recorded in Pershing County Nevada Book 384, Page 740-742.

There is no assurance that a commercially viable mineral deposit exists on any one of our properties.  Extensive exploration will be required before we can make a final evaluation as to the economic and legal feasibility of any potential deposit.

Corporate History

We were incorporated on February 15, 2001 as "Parthenon Development Corporation" under the laws of the State of Nevada.  We acquired our mineral exploration properties in January, 2004 and July, 2004.  We raised seed capital to finance our mineral exploration activities during the period September, 2003 to March, 2004.  We changed our name to "McNab Creek Gold Corp." on August 1, 2003 when management determined that our company would explore gold and silver deposits in the vicinity of the Carlin Trend and Kennedy District in the State of Nevada.

We have not been involved in any bankruptcy, receivership or similar proceedings.  We have not undergone any material reclassification, merger, consolidation or sale of significant assets not in the ordinary course of business.  Our purchase of the SMH and Roxy mineral exploration properties described under “Plan of Operation” was, for our company, a purchase of significant assets not in the ordinary course of business.

Our Current Business

We are a junior mineral exploration company.  We have acquired two blocks of lode mineral claims in Pershing County and Eureka County in the State of Nevada.  We will be exploring these claims in phases.  There is no guarantee that a producing mine that is economically feasible to explore can be located and identified nor can we guarantee that our property is economically feasible to explore.  Our proposed work program is set out in detail under the Plan of Operation.

Description of Our Exploration Properties

SMH PROSPECT

Location and Access

The SMH Prospect comprises 400 acres in 20 unpatented and contiguous lode claims.  An unpatented mining claim is a particular parcel of Federal land, valuable for a specific mineral deposit or deposits.  It is a parcel for which an individual has asserted a right of possession.  The right is restricted to the extraction and development of a mineral deposit.  The rights granted by a mining claim are valid against a challenge by the United States and other claimants only after the discovery of a valuable mineral deposit.  The claims are located south of the Carlin Trend, Figure 1, more specifically in Section 23, 26 and 35 of Township 26 North and Range 52 East in Eureka County Nevada.  Subject to a 2.5% production royalty, the claims were transferred to McNab Creek Gold Corporation by virtue of a Quitclaim Deed executed in January, 2004 by Scoonover Exploration LLC of Elko, Nevada.  The name of the claims and their BLM Serial Numbers are given in Table 1.  All claims have anniversary dates on September 1 and are in good standing until 2005.

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

Following the Cominco drilling, the Dickenson-Nevada J.V. partners made up of Reserve Industries Corporation, Precambrian Exploration and Dickenson Mines Limited operated the WHY claims and collected 183 soil samples of which 118 samples came from several disparate lines and 65 samples came from a claim post-based soil grid (i.e. 600 x 750 feet spacing).  Assays from these samples were rather low for gold but trace elements did identify several prospective targets.

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

Sagebrush sampling identified three low-grade multi element and gold anomalies in the south central part of the WHY claim group.  Two of the anomalies trend east-west across the roughly north-south stratigraphic trend of the lithologies and cut across several lithologic units.

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

ROXY PROSPECT

Location and Access

The Roxy Prospect is located in un-surveyed Sections 5, 6, 7, and 8, of T27N, R38E, and MDB&M as shown in Figure 1.  The area is within the southeastern portion of the Kennedy Mining District in the State of Nevada.  The land package consists of eight unpatented lode claims (NMC860160 to NMC860167) along the eastern margin of the southern East Range.

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

The most recent sampling consists of six samples taken by E. L. Hunsaker as confirmation sampling to previous work.  The samples obtained were grab samples weighing an average of one kilogram or 2.2 lbs. which were taken from a mineralized outcrop along an approximate strike length of 2,000 feet.  Results for this sampling include:

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

Competitors

Historically, the State of Nevada has been rich in mineral reserves.  Areas of Nevada have been explored and in some cases staked through mineral exploration programs.  Large areas remain unstaked and areas reopen as claims expire.  The cost of staking and re-staking new mineral claims and the costs of most phase one exploration programs are relatively modest.  In many more prospective areas, extensive literature is readily available with respect to previous exploration and development activities.  These facts make it possible for a junior mineral exploration company such as ours to be very competitive with other similar companies.  In the case of the properties which we currently own, we purchased them inexpensively from another junior mineral exploration company.  We are in competition with hundreds of other junior exploration companies who are evaluating and re-evaluating prospective mineral properties in the State of Nevada.

In effect, we are also competitive with senior companies who are doing grass roots exploration.  In the event our exploration activities uncover prospective mineral showings, we anticipate being able to attract the interest of better financed industry partners to assist on a joint venture basis in more extensive exploration.  We are at a competitive disadvantage compared to established mineral exploration companies when it comes to being able to complete extensive exploration programs on claims which we hold or may hold in the future.  If we are unable to raise capital to pay for extensive claim exploration, we will be required to enter into joint ventures with industry partners which will result in our interest in our claims being substantially diluted.

Unless we conclude an aggressive property acquisition program which carries work commitments, we will be able to continue operating on modest cash reserves for the next 18 months.  We currently have cash on hand of $21,403.  Management of the Company has committed up to $50,000 in loan proceeds to ensure that the Company is able to continue its operations for at least the next 12 months.

Governmental Regulations

We are not in a business which requires government approval for principal products or services.  In the event mining claims which we own or which we acquire in the future prove to host viable ore bodies, we would be required to apply for numerous government approvals in order to commence mining.  All costs to obtain the necessary government approvals would be factored into technical and viability studies in advance of a decision being made to proceed with development of an ore body.

The mining industry in the United States is highly regulated.  We have hired Mr. Michael H. Sandidge as a mining exploration consultant.  Mr. Sandidge has extensive industry experience and is familiar with all government regulations respecting the initial acquisition early exploration of mining claims in Nevada.  The mining consultants who we retain have extensive industry experience and are familiar with all government regulations respecting the initial acquisition and early exploration of mining claims in Nevada.  We are unaware of any proposed or probable government regulations which would have a negative impact on the mining exploration industry in Nevada.  We propose to adhere strictly to the regulatory framework which governs mining operations in Nevada.

Research and Development

We have not expended any funds on research and development activities and do not expect to do so in the foreseeable future.

Employees

We currently have one full time employee, namely Kenneth Townsend, our President, C.F.O. and director.  The time spent by this employee on our business is directly proportional to our level of activity on a month to month basis.  Mr. Townsend typically spends 50 to 100 hours per month on our business.

We employ Mr. Michael Sandidge as a consultant to our company.  Mr. Sandidge is a registered professional geologist in the state of Washington with a MS degree in geology from University of Texas at El Paso and an undergraduate degree in geology from University of Washington.  His work experience includes researching and consulting from 1982 to present.  He worked on several projects while an undergraduate and graduate student, they included investigating the petroleum potential of the Overthrust Belt of southwestern United States and northern Mexico, structural interpretation of the Kootenay Arc of southern British Columbia, Canada, structural and intrusive history of the Central Coastal Plutonic Province, western British Columbia, Canada, tectonic evaluation and metallogenic potential of the Lake Baikal and Tien Shan regions of the former Soviet Union, and the tectonic and metallogenic evolution of the Xolapa Complex of southern Mexico.  He worked as a consultant in both exploration and environmental programs in Arizona (AZCO Mining Company, 200Mt Sanchez copper deposit) and northern Mexico from 1993-1994, environmental and resource expansion in Arizona (Phelps Dodge Corporation, Morenci Mine) in 1995, precious metal potential of northern Argentina (Homestake/Argentina Gold Corporation) in 1996, regional reconnaissance and precious metal potential of the Maricunga Belt and structural evaluation of the 1.2Bt Cerro Casale deposit (Bema Gold) in 1996, project management and precious metal potential of the Andacollo Project (Sierra La Plata Corporation) in 1997, regional platinum group minerals (PGM) evaluation of the Kola Peninsula (Outukumpu) in 1997, epithermal precious metal potential in Far East Russian Federation (Cyprus/AMAX/Far East Geological Institute) in 1998.  Presently, Michael Sandidge is VP of Exploration for West Hawk Development Corporation, a publicly listed, Toronto Stock Exchange Venture Exchange, based in Vancouver, British Columbia, Canada.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements".  Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outline below.  We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Item 2.  Description of Property

Office Premises

We operate from our offices at Suite 1128, 789 West Pender Street, Vancouver, British Columbia, Canada.  We do not own any real property or significant assets.  Office space is provided to us on a nominal rent basis by Mr. Kenneth Townsend, our President and Director.  We are not a party to any lease.  It is anticipated that this arrangement will remain until we are able to generate revenue from operations and require additional office space for new employees.  Management believes that this space will meet our needs for the foreseeable future.

Item 3.  Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended March 31, 2005.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

There is no trading market for our common stock.  There has been no trading market to date.  Management has not discussed market making with any market maker or broker dealer.  We cannot guarantee that a trading market will ever develop or if a market does develop, that it will continue.

The Company has no outstanding options or warrants to purchase its common shares or securities convertible into common shares of the Company.

Market Price

Our common stock is not quoted at the present time.  The Securities and Exchange Commission has adopted a rule that established the definition of a "penny stock," as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

*

that a broker or dealer approve a person's account for transactions in penny stocks; and

*

the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must

*

obtain financial information and investment experience and objectives of the person; and

*

make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule relating to the penny stock market, which, in highlight form,

*

sets forth the basis on which the broker or dealer made the suitability determination; and

*

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

420,200 of our issued and outstanding common shares owned by non-affiliates are eligible for sale pursuant to Rule 144 under the Securities Act of 1933.  Rule 144, as currently in effect, allows a non-affiliated person who has beneficially owned shares of a company's common stock for at least one year to sell within any three month period a number of shares that does not exceed the greater of:

(1)

1% of the number of shares of the subject company's common stock then outstanding which, in our case, will equal approximately 96,420 shares as of the date of this registration statement; or

(2)

the average weekly trading volume of the subject company's common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the subject company.

Under Rule 144(k), a person who is not one of the subject company's affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

As of the date of this registration statement, persons who are our affiliates hold 544,000 shares that may be sold pursuant to Rule 144 after two years from the date of purchase.  Accordingly, Rule 144 applies to the 544,000 shares except for subparagraph (k) of Rule 144 which does not apply to affiliate shares as described in the preceding paragraph.  All shares owned by affiliates will continue to be subject to the resale limitations imposed by Rule 144 for so long as the shareholder remains an affiliate of our company.  Three months after such persons cease to be affiliates of our company, sales may be made after the two year period from the issue date without 144 limitations under Rule 144(k).

Recent Sales of Unregistered Securities

On January 9, 2004, we sold and issued 544,000 shares at $0.10 per share, of which $0.01 is for cash and $0.09 is for compensation to management, to one subscriber.  During the period September, 2003 to March, 2004, we sold 420,200 common shares at $0.10 per share to 49 subscribers under Regulation S.  None of the offerees or purchasers are U.S. persons as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c).  Subscribers to the offering acknowledge that the securities purchased must come to rest outside the U.S., and the certificates contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied in accordance with Rule 903(b)(3)(iii)(A).

Equity Compensation Plan Information

As at March 31, 2005, we did not have any compensation plans in place.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2005.

Item 6.  Plan of Operation.

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

Exploration on the SMH and Roxy Properties will be conducted in phases.  We have not yet started Phase One of our exploration program.  If Stage1 results are sufficiently encouraging, we will proceed with continued exploration in a Phase Two program.  Typically, exploration results which warrant Phase 2 work include:

•

Surface geochemical sample results with values that are suggestive of a mineral deposit, when considered in the context of the geologic setting of the property.

•

Geophysical anomalies that are suggestive of a mineral deposit, when considered in the context of the geologic setting of the property.

•

Interpretation of geological results that is indicative of a favorable setting for a mineral deposit.

These results are usually interpreted in conjunction with current metal-market conditions, management’s corporate goals, and the potential for Stage 2 plans to facilitate the discovery process.

Our company has incurred operating losses and will not be able to exist indefinitely without the receipt of additional operating funds.  In the view of our company’s auditors, our company requires additional funds to maintain our operations and these conditions raise substantial doubt about our ability to continue as a going concern.

The SMH 31-50 claims were transferred to McNab Creek Gold Corporation by virtue of a Quitclaim Deed executed in January 2004 by Scoonover Exploration LLC of Elko, Nevada.  The claims were acquired at arm’s length for consideration of $3,500, with a 2.5% net smelter return royalty retained by Scoonover.

The SMH quitclaim (recorded in Eureka County Nevada Book 374, Page 001-003) is included as Exhibit 10.1 to our Form 10 SB.

The Roxy 1-8 claims were transferred to McNab Creek Gold Corporation by virtue of a Quitclaim Deed executed in July 2004 by Scoonover Exploration LLC of Elko, Nevada.  The claims were acquired at arm’s length for consideration of $3,500, with a 2.5% net smelter return royalty retained by Scoonover.

The Roxy quitclaim (recorded in Pershing County Nevada Book 384, Page 740-742) is included as Exhibit 10.2 to our Form 10 SB.

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

SMH PROPERTY - Plan of Operation

We propose to complete the first stage of our two stage exploration program on our SMH property by the end of July of 2005.  Stage two will be contingent upon positive exploration results being obtained in stage one of our program.

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

ROXY PROSPECT - Plan of Operation

We propose to complete the following phase one work program on our Roxy Prospect by the end of July, 2005.  Further work on this property will be contingent upon positive exploration results being obtained in phase one of our program.

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

We have engaged Michael Sandidge P.Geo. to assess each phase of our proposed exploration and determine whether the results warrant further work.  Our company may pay finder’s fees to individuals who locate exploration properties on our behalf.  No finder’s fees will be paid to any affiliated parties who may locate exploration properties on our behalf.

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

Management of the Company has committed up to $50,000 in loan proceeds to ensure that the Company is able to continue its operations for at least the next 12 months.

Item 7.  Financial Statements

Our audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following audited financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated June 26, 2005

Balance Sheets as at March 31, 2005 and 2004

Statements of Changes in Stockholders’ Equity (deficiency) for period from February 15, 2001 (inception) to March 31, 2005

Statements of Operations for the years ended March 31, 2005, 2004 and from February 15, 2001 (inception) to March 31, 2005

Statements of Cash Flows for the years ended March 31, 2005, 2004 and from February 15, 2001 (inception) to March 31, 2005

Notes to the Financial Statements

MCNAB CREEK GOLD CORP.

(formerly Parthenon Development Corporation)

(An exploration stage company)

Financial Statements

(Expressed in U.S. Dollars)

March 31, 2005 and 2004

Index

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Changes in Stockholders' Equity (Deficiency)

Statements of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

MCNAB CREEK GOLD CORP.

(An exploration stage company)

We have audited the accompanying balance sheet of McNab Creek Gold Corp. (an exploration stage company)  as of March 31, 2005, the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the year ended March 31, 2005 and for the period from February 15, 2001 (date of incorporation) to March 31, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements as of March 31, 2004, for the year ended March 31, 2004 and for the cumulative period from February 15, 2001 (date of incorporation) to March 31, 2004 were audited by other auditors whose report dated June 27, 2004, except as to Note 2 which was as of June 15, 2005, expressed an unqualified opinion on those statements.  The financial statements for the period from February 15, 2001 (date of incorporation) to March 31, 2004 include total revenue and net loss of $nil and $81,497, respectively.  Our opinion on the statements of operations, changes in stockholders' equity (deficiency) and cash flows for the period from February 15, 2001 (date of incorporation) to March 31, 2005, insofar as it relates to amounts for prior periods through March 31, 2004, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of McNab Creek Gold Corp. as of March 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended March 31, 2005 and 2004, and for the cumulative period from February 15, 2001 (date of incorporation) to March 31, 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that McNab Creek Gold Corp. will continue as a going concern.  As discussed in Note 1, the realization of assets and the satisfaction of liabilities and commitments are dependent upon McNab Creek Gold Corp.'s ability to meet its future financing requirements, and the success of future operations.  These factors raise substantial doubt about McNab Creek Gold Corp.'s ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada

/s/ Ernst & Young LLP

June 26, 2005

Chartered Accountants

MCNAB CREEK GOLD CORP.
(formerly Parthenon Development Corporation)
(An exploration stage company)

BALANCE SHEETS
March 31, 2005 and 2004
(Expressed in U.S. Dollars)
	2005	2004

ASSETS

Current asset
Cash	$21,403	$55,014

Equipment - Note 3	257	367

Mineral properties - Note 4	-	-
Total Assets	$21,660	$55,381

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Accounts payables and accrued expenses	$13,324	$4,882
Due to a director - Note 5a	4,544	3,326
Promissory notes payable to a related party - Note 6	30,000	30,000
Total current liabilities	47,868	38,208

Stockholders' equity (deficiency)
Common Stock : $0.0001 Par Value
Authorized : 100,000,000
Issued and Outstanding : 964,200 (2004 - 964,200)	96	96
Additional Paid-in Capital	98,574	98,574
Deficit accumulated during the exploration stage	(124,878)	(81,497)
Total stockholders' equity (deficiency)	(26,208)	17,173

Total liabilities and stockholders' deficiency	$21,660	$55,381

(See notes to the financial statements)

MCNAB CREEK GOLD CORP.
(formerly Parthenon Development Corporation)
(An exploration stage company)

STATEMENTS OF OPERATIONS
For the years ended March 31, 2005 and 2004 and
the period from February 15, 2001 (date of incorporation) to March 31, 2005
(Expressed in U.S. Dollars)
February 15,
2001 (date of
Years ended		Years ended	incorporation) to
March 31,		March 31,	March 31,
2005		2004	2005

Expenses
General and administrative	$39,631	$10,334	$52,900
Compensation expenses (Note 9b)	-	48,960	48,960
Property investigation costs	250	15,768	16,018
Mineral claims - acquisition costs (Note 4)	3,500	3,500	7,000
Net loss for the period	$(43,381)	$(78,562)	$(124,878)

Loss per share attributable to common
stockholders:
Basic and diluted	$(0.04)	$(0.06)	$(0.07)

Weighted average number of
common shares outstanding:
Basic and diluted	964,200	1,275,775	1,701,605

(See notes to the financial statements)

MCNAB CREEK GOLD CORP.
(formerly Parthenon Development Corporation)
(An exploration stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
For the period from February 15, 2001 (date of incorporation) to March 31, 2005
(Expressed in U.S. Dollars)
Deficit
Accumulated
Stock			Additional	During the	Stockholders'
Common		Amount At	Paid-in	Exploration	Equity
Shares		Par Value	Capital	Stage	(Deficiency)

Issuance of common stock for services rendered
at $0.0001 per share, February 16, 2001 (Note 9a)	2,250,000	$225	$2,025	$-	$2,250

Loss and comprehensive loss for the period	-	-	-	(2,935)	(2,935)
Balance, March 31, 2003 and 2002	2,250,000	225	2,025	(2,935)	(685)

Cancellation of common stock (Note 9a)	(2,250,000)	(225)	225	-	-

Capital stock issued
- at $0.10 for cash	420,200	42	41,978	-	42,020
- at $0.10, of which $0.01 for cash
and $0.09 for compensation expenses (Note 9b)	544,000	54	54,346	-	54,400

Loss and comprehensive loss for the period	-	-	-	(78,562)	(78,562)
Balance, March 31, 2004	964,200	96	98,574	(81,497)	17,173

Loss and comprehensive loss for the period	-	-	-	(43,381)	(43,381)
Balance, March 31, 2005	964,200	$96	$98,574	$(124,878)	$(26,208)

(See condensed notes to the financial statements)

	Year ended March 31, 2005	Year ended March 31, 2004	February 15, 2001 (date of incorporation) to March 31, 2005
Cash flows from (used in) operating activities			
Net loss for the period	$ (43,381)	$ (78,562)	$ (124,878)
Amounts not involving cash:			
- Shares issued for services	-	-	2,250
- Compensation expenses (Note 9b)	-	48,960	48,960
- Depreciation	110	65	175
Changes in non-cash working capital items:			
- Accounts payable and accrued liabilities	8,442	4,197	13,324
- Due to a director	1,218	3,326	4,544
Net cash used in operating activities	(33,611)	(22,014)	(55,625)
Cash flows used in investing activities			
Additions to equipment	-	(432)	(432)
Net cash flows used in investing activities	-	(432)	(432)
Cash flows from financing activities			
Proceeds from the issuance of common stock	-	47,460	47,460
Proceeds from the issuance of promissory notes	-	30,000	30,000
Net cash flows provided by financing activities	-	77,460	77,460
Increase (decrease) in cash	(33,611)	55,014	21,403
Cash - beginning of period	55,014	-	-
Cash - end of period	$ 21,403	$ 55,014	$ 21,403
Supplemental cash flow disclosure			
Interest paid	$ -	$ -	$ -
Income tax paid	$ -	$ -	$ -

(See condensed notes to the financial statements)

MCNAB CREEK GOLD CORP.

(formerly Parthenon Development Corporation)

(An exploration stage company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2005 and 2004

(Expressed in U.S. Dollars)

1.

Nature and Continuance of Operations

The Company was formed on February 15, 2001 under the laws of the State of Nevada, USA and commenced operations at that time. On August 1, 2003, the Company changed its name to McNab Creek Gold Corp.

The financial statements are presented in United States dollars and have been prepared by management in accordance with U.S. generally accepted accounting principles on a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company has incurred a loss of $43,381 during the year ended March 31, 2005 and at March 31, 2005 has an accumulated deficit of $124,878 and a working capital deficiency of $26,465.  The ability of the Company to continue as a going concern is uncertain and dependant upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.  The outcome of these matters cannot be predicted at this time.

These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

The Company has not generated any operating revenues to date.

2.

Significant Accounting Policies

(a)

Principles of Accounting

These financials statements are stated in U.S. dollars and have been prepared in accordance with U.S. generally accepted accounting principles.

(b)

Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at March 31, 2005 and 2004, the Company does not have cash equivalents.

MCNAB CREEK GOLD CORP.

(formerly Parthenon Development Corporation)

(An exploration stage company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2005 and 2004

(Expressed in U.S. Dollars)

2.

Significant Accounting Policies (continued)

(c)

Mineral Properties

Acquisition and exploration costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered.  From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred.  The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production.

As at March 31, 2005 and 2004, the Company did not have proven or probable ore reserves.

(d)

Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and assumptions.

(e)

Advertising Expenses

The Company expenses advertising costs as incurred.  There were no advertising expenses incurred by the Company since its inception.

(f)

Earnings (Loss) Per Share

Earnings (loss) per share is computed using the weighted average number of shares outstanding during the period.  Diluted earnings per share is equivalent to basic earnings per share because there are no dilutive securities.

(g)

Foreign Currency Translations

The Company is located and operating outside of the United States of America.  It maintains its accounting records in U.S. Dollars, as follows:

At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date.  At the period end, monetary assets and liabilities are re-measured by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations.

MCNAB CREEK GOLD CORP.

(formerly Parthenon Development Corporation)

(An exploration stage company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2005 and 2004

(Expressed in U.S. Dollars)

2.

Significant Accounting Policies (continued)

(h)

Equipment

Equipment consists of computer equipment, which is recorded at cost and is depreciated using declining balance method at a rate of 30%.

(i)

Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments.  As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision.  Changes in assumptions can significantly affect estimated fair values.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, promissory notes, accounts payable and accrued liabilities and due to a director. Fair values were assumed to approximate carrying values for these financial instruments, since they are short term in nature.  Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.  The Company is operating outside of the United States of America and has exposure to foreign currency risk due to the fluctuation of the currency in which the Company operates and the U.S. dollars.

(j)

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method.  Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

MCNAB CREEK GOLD CORP.

(formerly Parthenon Development Corporation)

(An exploration stage company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2005 and 2004

(Expressed in U.S. Dollars)

2.

Significant Accounting Policies  (continued)

(k)

Long-Lived Assets Impairment

Long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired.  Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the assets will be written down to fair value.

(l)

Asset Retirement Obligations

The Company recognizes a liability for future retirement obligations associated with the Company's mineral properties.  The estimated fair value of the assets retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted rate.  This liability is capitalized as part of the cost of the related asset and amortized over its productive life.  The liability accretes until the Company settles the obligation.  As of March 31, 2005 and 2004, the Company had no asset retirement obligation.

(m)

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29". SFAS No. 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement does not have an material impact the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based payment." The revised statement eliminates the ability to account for share-based compensation transactions using APB No. 25. This statement instead requires that all share-based payments to employees be recognized as compensation expense in the statement of operations based on their fair value over the applicable vesting period. The provisions of this statement are effective for fiscal years beginning after April 1, 2006. The adoption of this statement does not have any impact on the Company's financial statements.

MCNAB CREEK GOLD CORP.

(formerly Parthenon Development Corporation)

(An exploration stage company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2005 and 2004

(Expressed in U.S. Dollars)

3.

Equipment

		2005		2004
		Accumulated
	Cost	Depreciation	Net	Net
Computer equipment	$ 432	$ 175	$ 257	$ 367

4.

Mineral Properties

During the year ended March 31, 2004, the Company acquired SMH 31 to SMH50 mineral claim units (BLM No. NMC856514 to NMC856533) located in Eureka County, Nevada for $3,500. This amount was expensed in 2004. The mineral claims are subject to a production royalty of 2.5% of net smelter returns.

During the year ended March 31, 2005, the Company acquired Roxy1 to Roxy8 mineral claim units (BLM No. NMC860160 to NMC860167) located in Pershing County, Nevada for $3,500. This amount was expensed in 2005. The mineral claims are subject to a production royalty of 2.5% of net smelter returns.

5.

Related Party Transactions

Related parties transactions not disclosed elsewhere in the financial statements are as follows:

(a)

The amount due to a director is unsecured, non-interest bearing and has no specific terms for repayment.

(b)

During the year ended March 31, 2005, the Company paid $nil (2004: $1,852) and $nil (2004: $4,000) in management fees to a director and an individual related to a director, respectively.

(c)

Office space is provided by a director of the Company at a nominal rent basis.

MCNAB CREEK GOLD CORP.

(formerly Parthenon Development Corporation)

(An exploration stage company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2005 and 2004

(Expressed in U.S. Dollars)

6.

Promissory Notes Payable

	2005	2004
Promissory note payable to a director of the Company, unsecured, interest at 8% per annum, due January 9, 2006	$ 10,000	$ 10,000
Promissory note payable to a director of the Company, unsecured, interest at 8% per annum, due March 19, 2006	20,000	20,000
	$ 30,000	$ 30,000

As at March 31, 2005, accrued interest of $2,632 (2004: $232) is included in accounts payable.

7.

Segmented Information

The Company's business is operating in one segment, being the locating and exploration of mineral properties, and in one geographical area based on the Company's organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations.

8.

Income Taxes

As at March 31, 2005, the Company has estimated net operating losses carryforward for tax purposes of $76,000 (2004: $32,000), which will expire starting 2022 through 2026. This amount may be applied against future federal taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

2005		2004

Tax loss carry forwards	$ 27,000	$ 11,000
Valuation allowance	(27,000)	(11,000)
	$ -	$ -

MCNAB CREEK GOLD CORP.

(formerly Parthenon Development Corporation)

(An exploration stage company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2005 and 2004

(Expressed in U.S. Dollars)

9.

Non-Cash Transactions

(a)

During the period ended March 31, 2001, the directors and officers of the Company have provided certain administrative services whereby the Company issued 2,250,000 common shares at $0.001 per share.  The shares were subsequently cancelled in fiscal year 2004 due to the change of control of the Company.

(b)

During the year ended March 31, 2004, the Company issued 544,000 common shares to a director and officer of the Company and received cash proceeds of $0.01 per share.  As the fair value of the share was $0.10 each, the issuance was accounted for as a compensatory stock issuance to management.  Accordingly, the Company charged $48,860 compensation expense to operations for the difference between fair value of share issued and cash proceeds received.

[insert audited financial statements here]

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

We have had no changes in or disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with any of our accountants for the fiscal period ended March 31, 2005.

As a result of the merger of Ernst & Young LLP and Moore Stephens Ellis Foster Ltd., we changed our accountants from Moore Stephens Ellis Foster Ltd. to Ernst & Young LLP for the year ended March 31, 2005.

Item 8A.  Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being March 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer.  Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.  There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;

             Compliance with Section 16(a) of the Exchange Act.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified.  The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.  Our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

Name	Position Held With the Company	Age	Date First Elected or Appointed
Kenneth G. Townsend	President, C.E.O., C.F.O., Secretary and Director	70	August 11, 2003
Christopher R. Verrico	Director	47	February 11, 2005

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Kenneth G. Townsend – President, C.E.O., C.F.O., Secretary and Director

Mr. Townsend was appointed to his positions with our company on August 11, 2003.  Mr. Townsend has been employed full time in this capacity.  For the period May, 1994 through August, 2003, Mr. Townsend was a franchise owner and distributor for Ecofuel Diesel Saver in the Provinces of British Columbia and Alberta.  Mr. Townsend is not an officer or director of any other publicly listed companies.

Christopher R. Verrico – Director

Mr. Verrico was appointed a director of our company on February 11, 2005.  During the period 2003 to 2004, Mr. Verrico was employed as project manager and superintendent with JJM Construction Ltd. of Delta, British Columbia.  Mr. Verrico was principally responsible for managing utility and road improvement projects operated by JJM Construction Ltd. for the Municipalities of Richmond, Surrey and North Vancouver.  During the period 1995 to 2003, Mr. Verrico was President of Mopass Ventures Ltd.  Mopass Ventures Ltd. was Mr. Verrico’s private operating company and through this company, Mr. Verrico participated as a contract consultant to Cumberland Resources and Candente Resource Corp. in the development and construction of a new exploration base camp in the Canadian Arctic for a gold mining operation.  Mr. Verrico has extensive experience in the civil/heavy-industrial construction and mining industry.  Mr. Verrico is not an officer or director of any other publicly traded companies.

Family Relationships

There are no family relationships among our directors and officers

Board and Committee Meetings

The Board of Directors of the Company held informal meetings during the year ended March 31, 2005.  All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and the By-laws of the Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended March 31, 2005 our only standing committee of the Board of Directors was our audit committee.

Audit Committee

Currently our audit committee consists of our entire Board of Directors.  We currently do not have nominating, compensation committees or committees performing similar functions.  There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2004/2005, there were informal meetings held by this Committee.  The business of the Audit Committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the Audit Committee.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2005, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

Effective June 1, 2005, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's President and Secretary (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions.  As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.

honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.

compliance with applicable governmental laws, rules and regulations;

4.

the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.

accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's Senior Officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly Senior Officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws.  Any Senior Officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company.  Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report.  We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.  Requests can be sent to:  McNab Creek Gold Corp., Suite 1128, 789 West Pender Street, Vancouver, B.C., V6C 1H2.

Item 10.  Executive Compensation

No other executive officer of our company received annual salary and bonus in excess of $100,000 for the year ended March 31, 2005.

SUMMARY COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Comp- ensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Option/SARs (#)	LTIP Payouts ($)	All Other Comp- ensation ($)
Kenneth G. Townsend, President, C.E.O., C.F.O., Secretary and Director	2004 2005	$0.00 $0.00	$0.00 $0.00	$1,852 $0.00	$48,960 $0.00	0 0	$0.00 $0.00	$0.00 $0.00
E.L. Hunsaker III, Director	2005	$0.00	$0.00	$0.00	$0.00	0	$0.00	$0.00
Christopher R. Verrico, Director	2005	$0.00	$0.00	$0.00	$0.00	0	$0.00	$0.00

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors.  We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Compensation Of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings.  We did not pay director's fees or other cash compensation for services rendered as a director in the year ended March 31, 2005.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.  Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.  No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Employment Contracts

During the period ended March 31, 2005, we paid consulting fees of $nil for consulting services to our company.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.  Our directors and executive officers may receive stock options at the discretion of our board of directors in the future.  We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 26, 2005, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Kenneth G. Townsend Director 2028 West 53rd Avenue Vancouver, B.C. V6P 1L4	544,000 shares Direct Ownership	56.42%

Common	Christopher R. Verrico Director 6511 Granville Street Vancouver, B.C. V6C 1L6	No shares held	0%

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.  Certain Relationships and Related Transactions

In fiscal year 2004, our company paid $1,852 to our director, Mr. Kenneth Townsend, and $4,000 in management fees to Mr. Michael Townsend.  Mr. Michael Townsend is the son of Mr. Kenneth Townsend.

The Company has issued two promissory notes payable to Mr. Kenneth Townsend, a director of our company.  The first promissory note is unsecured and bears interest at 8% per annum.  This note is for $10,000 and is due January 9, 2006.  The second promissory note has also been issued to Mr. Kenneth Townsend, is unsecured and bears interest at 8% per annum.  This note is for $20,000 and is due March 19, 2006.

The Company’s acquisition of its SMH Property and Roxy Property were negotiated at arm’s length with Mr. E.L. Hunsaker III before he became a director of the Company.  However, in view of a potential conflict of interest in Mr. Hunsaker remaining as a director of the Company, he has resigned his position as a director of the Company and has been replaced by Mr. Christopher R. Verrico.

The SMH 31-50 claims were transferred to McNab Creek Gold Corporation by virtue of a Quitclaim Deed executed in January 2004 by Scoonover Exploration LLC of Elko, Nevada.  E.L. Hunsaker III, is a managing member of Scoonover Exploration LLC (Scoonover Exploration a Nevada Limited Liability Company).   The claims were acquired for the consideration of $3,500; with a 2.5% net smelter return royalty retained by Scoonover (the 2.5% net smelter return royalty was sold to Golden Patriot Corp., of which E.L. Hunsaker III is also a director).   The SMH quitclaim is recorded in Eureka County Nevada Book 374, Page 001-003.

The Roxy 1-8 claims were transferred to McNab Creek Gold Corporation by virtue of a Quitclaim Deed executed in July 2004 by Scoonover Exploration LLC of Elko, Nevada.  E.L. Hunsaker III, is a managing member of Scoonover Exploration LLC (Scoonover Exploration a Nevada Limited Liability Company).   The claims were acquired for the consideration of $3,500; with a 2.5% net smelter return royalty retained by Scoonover (the 2.5% net smelter return royalty was sold to Golden Patriot Corp., of which E.L. Hunsaker III is also a director).  The Roxy quitclaim is recorded in Pershing County Nevada Book 384, Page 740-742.

Item 13.  Exhibits

Exhibits required by Item 601 of Regulation S-B:

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form 10-SB filed on August 25, 2004)
3.2	Bylaws (incorporated by reference from our Form 10-SB filed on August 25, 2004)

(14)	Code of Ethics
14.1*	Code of Business Conduct and Ethics
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Kenneth G. Townsend
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

* Filed herewith.

Item 14.  Principal Accountant Fees and Services

Effective May 3, 2005, Ernst & Young LLP merged with Moore Stephens Ellis Foster Ltd.  We appointed Ernst & Young LLP as the independent accountant for the year ended March 31, 2005.

Audit Fees

For the period ended March 31, 2005, the aggregate fees billed by Moore Stephens Ellis Foster Ltd. for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB were $5,500.  For the fiscal year ended March 31, 2004, the aggregate fees billed by Moore Stephens Ellis Foster Ltd. for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB were $nil.

Audit Related Fees

For the period ended March 31, 2005, the aggregate fees billed for assurance and related services by Moore Stephens Ellis Foster Ltd. relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $2,900.  For the fiscal year ended March 31, 2004, the aggregate fees billed for assurance and related services by Moore Stephens Ellis Foster Ltd. relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $nil.

Tax Fees

For the period ended March 31, 2005, the aggregate fees billed by Moore Stephens Ellis Foster Ltd. for other non-audit professional services, other than those services listed above, totalled $nil.  For the fiscal year ended March 31, 2004, the aggregate fees billed by Moore Stephens Ellis Foster Ltd. for other non-audit professional services, other than those services listed above, totalled $nil.

We do not use Ernst & Young LLP or Moore Stephens Ellis Foster Ltd. for financial information system design and implementation.  These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers.  We do not engage Ernst & Young LLP or Moore Stephens Ellis Foster Ltd. to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Ernst & Young LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-

approved by our audit committee (which consists of our entire board of directors); or

-

entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors.  All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Ernst & Young LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Ernst & Young LLP’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCNAB CREEK GOLD CORP.

Dated:  July 14, 2005

Per:

/s/Kenneth G. Townsend

Kenneth G. Townsend,

President, C.E.O., C.F.O., Secretary

and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  July 14, 2005

Per:

/s/Kenneth G. Townsend

Kenneth G. Townsend,

President, C.E.O., C.F.O., Secretary

and Director (Principal Executive Officer)