Form 10QSB
period 2005-06-30
McNab Creek Gold Corp.
filed 2005-09-27
CIK 1295190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

964,200 common shares as at September 20, 2005

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

MCNAB CREEK GOLD CORP.

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheets as of March 31, 2005 and June 30, 2005

Statements of Operations for the three months ended June 30, 2005 and 2004 and the period from February 15, 2001 to June 30, 2005

Statement of Changes in Stockholders' Equity (Deficiency) for the period February 15, 2001 to June 30, 2005

Statements of Cash Flows for the three months ended June 30, 2005 and 2004 and for the period February 15, 2001 to June 30, 2005

Notes to Financial Statements

Item 2

Plan of Operation

Item 3

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3

Defaults Upon Senior Securities

Item 4

Submission of Matters to a Vote of Security Holders

Item 5

Other Information

Item 6

Exhibits and Reports on Form 8K

SIGNATURES

MCNAB CREEK GOLD CORP.

(formerly Parthenon Development Corporation)

(A pre-exploration stage Company)

Financial Statements

(Stated in U.S. Dollars)

June 30, 2005

(Unaudited)

Index

Balance Sheets

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to the Financial Statements

MCNAB CREEK GOLD CORP.
(formerly Parthenon Development Corporation)
(An exploration stage company)

BALANCE SHEETS
(Expressed in U.S. Dollars) (Unaudited)

	June 30,	March 31,
	2005	2005
(See Note 1 – Basis of Presentation and Going Concern Matters)
ASSETS

Current Assets
Cash	$16,787	$21,403

Equipment	238	257

Total Assets	$17,025	$21,660

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payables and accrued expenses	$29,093	$13,324
Due to a director - Note 3	4,544	4,544
Promissory notes payable to related parties - Note 3	30,000	30,000
Total current liabilities	63,637	47,868

Stockholders' deficiency
Common Stock : $0.0001 Par Value
Authorized : 100,000,000
Issued and Outstanding : 964,200 (2004: 964,200)	96	96
Additional Paid In Capital	98,574	98,574
Deficit accumulated during the exploration stage	(145,282)	(124,878)
Total Stockholders' Deficiency	(46,612)	(26,208)

Total Liabilities and Stockholders' deficiency	$17,025	$21,660

(See notes to the financial statements)

MCNAB CREEK GOLD CORP.
(formerly Parthenon Development Corporation)
(An exploration stage company)

STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
(Unaudited)

	Three	Three	February 15,
	months	months	2001 (date of
	ended	ended	incorporation) to
	June 30,	June 30,	June 30,
	2005	2004	2005
(See Note 1 – Basis of Presentation and Going Concern Matters)
Expenses
General and administrative	$ 20,404	$ 928	$ 73,304
Compensation expenses	-	-	48,960
Property investigation costs	-	250	16,018
Mineral claims - acquisition costs (Note 2)	-	-	7,000
Net loss for the period	$ (20,404)	$ (1,178)	$ (145,282)

Loss per share attributable to common
stockholders:
Basic and diluted	$ (0.02)	$ (0.00)	$ (0.09)

Weighted average number of
common shares outstanding:
Basic and diluted	964,200	964,200	1,659,586

(See notes to the financial statements)

MCNAB CREEK GOLD CORP.
(formerly Parthenon Development Corporation)
(An exploration stage company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
for the period from February 15, 2001 (Date of Incorporation) to June 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)
				Deficit
				Accumulated
		Stock	Additional	During the	Stockholders'
	Common	Amount At	Paid In	pre-exploration	Equity
Stated in U.S. dollars	Shares	Par Value	Capital	stage	(Deficiency)
(See Note 1– Basis of Presentation and Going Concern Matters)
Issuance of common stock for services rendered	2,250,000	$ 225	$ 2,025	$ -	$ 2,250
at $0.0001 per share, February 16, 2001

Comprehensive income (loss)
Loss for the period				(2,935)	(2,935)

Balance, March 31, 2003 and 2002	2,250,000	225	2,025	(2,935)	(685)

Cancellation of common stock	(2,250,000)	(225)	225	-	-

Capital stock issued for cash
- at $0.10	420,200	42	41,978		42,020
- at $0.01	544,000	54	54,346		54,400

Comprehensive income (loss)
Loss for the year				(78,562)	(78,562)

Balance, March 31, 2004	964,200	96	98,574	(81,497)	17,173

Comprehensive income (loss)
Loss for the period				(43,381)	(43,381)

Balance, March 31, 2005	964,200	96	98,574	(124,878)	(26,208)

Comprehensive income (loss)
Loss for the period	-	-	-	(20,404)	(20,404)

Balance, June 30, 2005	964,200	$ 96	$ 98,574	$ (145,282)	$ (46,612)

(See accompanying notes to the financial statements)

MCNAB CREEK GOLD CORP.
(formerly Parthenon Development Corporation)
(A pre-exploration stage company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

	Three	Three	February 15,
	months	months	2001 (date of
	ended	ended	incorporation) to
	June 30,	June 30,	June 30,
	2005	2004	2005
(See Note 1 – Basis of Presentation and Going Concern Matters)
Cash flows from operating activities
Net loss for the period	$ (20,404)	$ (1,178)	$ (145,282)
Amount not involving cash:
- Shares issued for services	-	-	2,250
- Compensation expenses paid with common stocks	-	-	48,960
- Depreciation	19	28	194
Changes in non-cash working capital items:
- Accounts payable and accrued liabilities	15,769	(800)	29,093
- Due to a director	-	1,632	4,544
Net cash used in operating activities	(4,616)	(318)	(60,241)

Cash flows from investing activities
Additions to equipment	-	-	(432)
Net cash flows used in investing activities	-	-	(432)

Cash flows from financing activities
Proceeds from the issuance of common stock	-	-	47,460
Proceeds from the issuance of promissory notes	-	-	30,000
Net cash flows provided by financing activities	-	-	77,460

Increase (Decrease) in cash	(4,616)	(318)	16,787

Cash - beginning of period	21,403	55,014	-

Cash - end of period	$ 16,787	$ 54,696	$ 16,787

(See accompanying notes to the financial statements)

MCNAB CREEK GOLD CORP

(formerly Parthenon Development Corporation)

(A pre-exploration stage Company)

Notes to Financial Statements

June 30, 2005

(Stated in US Dollars)

(Unaudited)

1. Basis of Presentation and Going Concern Matters

In view of certain conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving of profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.  Management believes that its current and future plans enable it to continue as a going concern.  Management plans to continue to seek other sources of debt and equity financing on favorable terms and expects to keep its operating costs to a minimum until cash is available through financing or operating activities.  There are no assurances that the Company will be successful in achieving these goals.  The Company has incurred a loss of $20,404 for the three months ended June 30, 2005 and at June 30, 2005 have an accumulated deficit of $145,282 and a working capital deficiency of $46,850.   These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than normal course of business and at amounts different from those reflected in the accompanying financial statements.  The accompanying unaudited interim balance sheets, statements of operations and cash flows reflected all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at June 30, 2005, and the results of operations and cash flows for the three months ended June 30, 2005, and for the period February 15, 2001 (Date of Incorporation) to June 30, 2005.  The accompanying unaudited financial statements have been prepared in accordance with the instruction from Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, there, do not include all information and notes normally provided in the audited financial statements and should be read in conjunction with the Company’s audited financial statements for fiscal period ended March 31, 2005 included in the annual report previously filed on Form 10-KSB.  The result of operations for the interim periods presented is not necessarily indicative of the results to be expected for the full year.

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

MCNAB CREEK GOLD CORP

(formerly Parthenon Development Corporation)

(A pre-exploration stage Company)

Notes to Financial Statements

June 30, 2005

(Stated in US Dollars)

(Unaudited)

3. Related Party Transactions

June 30,		March 31,
	2005	2005

Promissory note payable to a director of the Company, unsecured,
interest at 8% per annum, due January 9, 2006	$10,000	$10,000

Promissory note payable to a director of the Company, unsecured,
interest at 8% per annum, due March 19, 2006	20,000	20,000
	$30,000	$30,000

As at June 30, 2005, accrued interest of $2,632 is included in accounts payable.

The amount due to a Director, $4,544, is unsecured, non-interest bearing and has no specific terms of repayment.

PLAN OF OPERATIONS

During the period September, 2003 to March, 2004, we obtained subscriptions for 964,200 shares under Regulation S to raise proceeds of approximately $47,460.  We have received additional loan proceeds from our management of approximately $30,000.  The proceeds obtained from these financings are allowing us to complete our stage one exploration programs on the SMH Property.  In the event additional funds are required, management will seek private placement subscriptions or will loan additional proceeds to the Company.

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

SMH PROPERTY - Plan of Operation

We propose to complete the first stage of our two stage exploration program on our SMH property by the end of October, 2005.  Stage two will be contingent upon positive exploration results being obtained in stage one of our program.

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

ROXY PROSPECT - Plan of Operation

We propose to complete part of our phase one work program on our Roxy Prospect by the end of October, 2005.  Further work on this property will be contingent upon positive exploration results being obtained in phase one of our program.

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

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being June 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer.  Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.  There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II

OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3

DEFAULTS UPON SENIOR SECURITIES

None

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5

OTHER INFORMATION

None

Item 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

31

Section 302 Certification of C.E.O. and C.F.O.

32

Section 906 Certification

(b)

Reports on Form 8-K

The Issuer did not file any reports on Form 8-K during the quarter ended June 30, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCNAB CREEK GOLD CORP.

Dated:  September 26, 2005

Per:

/s/Kenneth G. Townsend

Kenneth G. Townsend,

President, C.E.O., C.F.O., Secretary and Director