Form 10QSB
period 2005-09-30
McNab Creek Gold Corp.
filed 2005-11-17
CIK 1295190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[xx]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

Commission file Number: 0-50915

MCNAB CREEK GOLD CORP.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98-0343710
(I.R.S. Employer Identification Number)

Suite 1128, 789 West Pender Street
Vancouver, B.C. V6C 1H2
(Address of principal executive offices)

(604) 669-9330
(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  964,200 common shares as at November 15, 2005

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
(check one): Yes [ ] No [ X ]

MCNAB CREEK GOLD CORP.

INDEX

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets as of March 31, 2005 and September 30, 2005

Statements of Operations for the three and six months ended September 30, 2005 and 2004 and the period from February 15, 2001 to September 30, 2005

Statement of Changes in Stockholders' Equity (Deficiency) for the period February 15, 2001 to September 30, 2005

Statements of Cash Flows for the six months ended September 30, 2005 and 2004 and for the period February 15, 2001 to September 30, 2005

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

September 30, 2005

(Unaudited)

Index

Balance Sheets
Statements of Operations
Statements of Stockholders’ Equity
Statements of Cash Flows
Notes to the Financial Statements

MCNAB CREEK GOLD CORP.
(formerly Parthenon Development Corporation)
(An exploration stage company)

BALANCE SHEETS
(Expressed in U.S. Dollars)

	September 30,	March 31,
	2005	2005
See Note 1 - Basis of Presentation and Going Concern Matters	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$891	$21,403

Equipment	218	257

Mineral Properties - Note 2	-	-

Total Assets	$1,109	$21,660

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payables and accrued expenses	$22,927	$13,324
Due to a director - Note 3	4,544	4,544
Promissory notes payable to related parties - Note 3	30,000	30,000
Liabilities to issue shares	13,029	-
Total current liabilities	70,500	47,868

Stockholders' Deficiency
Common Stock : $0.0001 Par Value
Authorized : 100,000,000
Issued and Outstanding : 964,200 (2004: 964,200)	96	96
Additional Paid In Capital	98,574	98,574
Deficit accumulated during the exploration stage	(168,061)	(124,878)
Total Stockholders' Deficiency	(69,391)	(26,208)

Total Liabilities and Stockholders' Deficiency	$1,109	$21,660

(See accompanying notes to the financial statements)

MCNAB CREEK GOLD CORP.
(formerly Parthenon Development Corporation)
(An exploration stage company)

STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
(Unaudited)

					February 15,
	Three months		Six months		2001 (date of
	ended		ended		incorporation) to
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005
See Note 1 - Basis of Presentation and Going Concern Matters

Expenses
Compensation expenses	-	-	-	-	48,960
Exploration costs (Note 2)	14,157	-	14,157	-	14,157
General and administrative	$8,622	$19,594	$29,026	$20,522	$81,926
Mineral claims - acquisition costs (Note 2)	-	3,500	-	3,500	7,000
Property investigation costs	-	-	-	250	16,018
Net loss for the period	$(22,779)	$(23,094)	$(43,183)	$(24,272)	$(168,061)

Loss per share attributable to common
stockholders:
Basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.03)	$(0.10)

Weighted average number of
common shares outstanding:
Basic and diluted	964,200	964,200	964,200	964,200	1,622,098

(See accompanying notes to the financial statements)

MCNAB CREEK GOLD CORP.
(formerly Parthenon Development Corporation)
(An exploration stage company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
for the period from February 15, 2001 (Date of Incorporation) to September 30, 2005
(Expressed in U.S. Dollars)
(Unaudited)
				Deficit
				Accumulated
		Stock	Additional	During the	Stockholders'
	Common	Amount At	Paid In	pre-exploration	Equity
Stated in U.S. dollars	Shares	Par Value	Capital	stage	(Deficiency)
See Note 1 - Basis of Presentation and Going Concern Matters

Issuance of common stock for services rendered	2,250,000	$225	$2,025	$-	$2,250
at $0.0001 per share, February 16, 2001

Comprehensive income (loss)
Loss for the period				(2,935)	(2,935)

Balance, March 31, 2003 and 2002	2,250,000	225	2,025	(2,935)	(685)

Cancellation of common stock	(2,250,000)	(225)	225	-	-

Capital stock issued for cash
- at $0.10	420,200	42	41,978		42,020
- at $0.01	544,000	54	54,346		54,400

Comprehensive income (loss)
Loss for the year				(78,562)	(78,562)

Balance, March 31, 2004	964,200	96	98,574	(81,497)	17,173

Comprehensive income (loss)
Loss for the period				(43,381)	(43,381)

Balance, March 31, 2005	964,200	96	98,574	(124,878)	(26,208)

Comprehensive income (loss)
Loss for the period	-	-	-	(43,183)	(43,183)

Balance, September 30, 2005	964,200	$96	$98,574	$(168,061)	$(69,391)

(See accompanying notes to the financial statements)

MCNAB CREEK GOLD CORP.
(formerly Parthenon Development Corporation)
(A pre-exploration stage company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)
	Six months	Six months	February 15, 2001 (date
	ended	ended	of incorporation) to
	September 30, 2005	September 30, 2004	September 30, 2005
See Note 1 - Basis of Presentation and Going Concern Matters

Cash flows from operating activities
Net loss for the period	$(43,183)	$(24,272)	$(168,061)
Amount not involving cash:
- Shares issued for services	-	-	2,250
- Compensation expenses paid with common stocks	-	-	48,960
- Depreciation	39	55	214
Changes in non-cash working capital items:
- Accounts payable and accrued liabilities	9,603	(319)	22,927
- Due to a director	-	1,633	4,544
Net cash used in operating activities	(33,541)	(22,903)	(89,166)

Cash flows from investing activities
Additions to equipment	-	-	(432)
Net cash flows used in investing activities	-	-	(432)

Cash flows from financing activities
Proceeds from the issuance of common stock	-	-	47,460
Proceeds from the issuance of promissory notes	-	-	30,000
Proceeds from liabilities to issue shares	13,029	-	13,029
Net cash flows provided by financing activities	13,029	-	90,489

Increase (Decrease) in cash	(20,512)	(22,903)	891

Cash - beginning of period	21,403	55,014	-

Cash - end of period	$891	$32,111	$891

Supplementary cash flow information
Interest paid in cash	$4	$-	$4
Income taxes paid in cash	$-	$-	$-

(See accompanying notes to the financial statements)

- -

MCNAB CREEK GOLD CORP
(formerly Parthenon Development Corporation)
(A pre-exploration stage Company)
Notes to Financial Statements
September 30, 2005
(Stated in US Dollars)
(Unaudited)

1. Basis of Presentation and Going Concern Matters

In view of certain conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving of profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. Management plans to continue to seek other sources of debt and equity financing on favorable terms and expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals. The Company has incurred a loss of $43,183 for the six months ended September 30, 2005 and at September 30, 2005 have an accumulated deficit of $168,061 and a working capital deficiency of $69,609. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than normal course of business and at amounts different from those reflected in the accompanying financial statements. The accompanying unaudited interim balance sheets, statements of operations and cash flows reflected all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at September 30, 2005, and the results of operations and cash flows for the six months ended September 30, 2005, and for the period February 15, 2001 (Date of Incorporation) to September 30, 2005. The accompanying unaudited financial statements have been prepared in accordance with the instruction from Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in the audited financial statements and should be read in conjunction with the Company’s audited financial statements for fiscal period ended March 31, 2005 included in the annual report previously filed on Form 10-KSB. The result of operations for the interim periods presented is not necessarily indicative of the results to be expected for the full year.

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

MCNAB CREEK GOLD CORP
(formerly Parthenon Development Corporation)
(A pre-exploration stage Company)
Notes to Financial Statements
September 30, 2005
(Stated in US Dollars)
(Unaudited)

2. Mineral Properties - continued

The exploration costs incurred can be summarized as follows:-

					February 15,
					2001 (date of
	Three months ended		Six months ended		incorporation) to
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005

Assays	$1,200	$-	$1,200	$-	$1,200
Consulting fee	9,300	-	9,300	-	9,300
Supplies	430	-	430	-	430
Travel	3,227	-	3,227	-	3,227
	$14,157	$-	$14,157	$-	$14,157

3. Related Party Transactions

	September 30,	March 31,
	2005	2005
Promissory note payable to a director
of the Company, unsecured, interest at 8%
per annum, due January 9, 2006	$10,000	$10,000

Promissory note payable to a director
of the Company, unsecured, interest at 8%
per annum, due March 19, 2006	20,000	20,000
	$30,000	$30,000

As at September 30, 2005, accrued interest of $3,832 is included in accounts payable.

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

SMH PROPERTY - Plan of Operation

We propose to complete the first stage of our two stage exploration program on our SMH property by the end of November, 2005. Stage two will be contingent upon positive exploration results being obtained in stage one of our program.

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

ROXY PROSPECT - Plan of Operation

We propose to complete part of our phase one work program on our Roxy Prospect by the end of November, 2005. Further work on this property will be contingent upon positive exploration results being obtained in phase one of our program.

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

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being September 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

None

Item 3  DEFAULTS UPON SENIOR SECURITIES

None

Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In lieu of a meeting of stockholders, by consent resolutions dated July 14, 2005 of stockholders representing 56.42% of the issued and outstanding common shares of the Issuer, the stockholders re-appointed Kenneth Townsend and Christopher R. Verrico as members of the board of directors until the next annual general meeting of the Issuer’s stockholders. The stockholders also re-appointed the firm of Ernst & Young LLP (formerly Moore Stephens Ellis Foster Ltd.) of Vancouver, British Columbia, as its independent accountants for the fiscal year 2005/2006 and also approved the Issuer’s audited financial statements for the year ended March 31, 2005.

Item 5  OTHER INFORMATION

None

Item 6  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31 Section 302 Certification of C.E.O. and C.F.O.
32 Section 906 Certification

(b) Reports on Form 8-K

The Issuer filed a Form 8K on September 26 with respect to the change of the Issuer’s certifying accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCNAB CREEK GOLD CORP.

Dated: November 15, 2005  Per: /s/Kenneth G. Townsend
                    Kenneth G. Townsend,
                                President, C.E.O., C.F.O., Secretary and Director