Form 10QSB
period 2005-12-31
McNab Creek Gold Corp.
filed 2006-02-15
CIK 1295190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

(a)

Exhibits

1

Financial Statements

31

Section 302 Certification of C.E.O. and C.F.O.

32

Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCNAB CREEK GOLD CORP.

Dated:  February 15, 2005

Per:  /s/Kenneth G. Townsend

Kenneth G. Townsend,

President, C.E.O., C.F.O.

Secretary and Director