Form 10QSB/A
period 2005-12-31
McNab Creek Gold Corp.
filed 2006-03-01
CIK 1295190

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

  1,787,960 common shares as at February 28, 2006

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

MCNAB CREEK GOLD CORP.

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheets as of March 31, 2005 and December 31, 2005

Statements of Operations for the nine months ended December 31, 2005 and 2004 and the period from February 15, 2001 to December 31, 2005

Statement of Changes in Stockholders' Equity (Deficiency) for the period February 15, 2001 to December 31, 2005

Statements of Cash Flows for the nine months ended December 31, 2005 and 2004 and for the period February 15, 2001 to December 31, 2005

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

December 31, 2005

(Unaudited)

Index

Balance Sheets

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to the Financial Statements

MCNAB CREEK GOLD CORP.
(formerly Parthenon Development Corporation)
(An exploration stage company)

BALANCE SHEETS
(Unaudited)
(Expressed in U.S. Dollars)

December 31,		March 31,
2005		2005
See Note 1 - Basis of Presentation and Going Concern Matters	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$24,294	$21,403

Equipment	199	257

Mineral Properties - Note 2	-	-

Total Assets	$24,493	$21,660

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payables and accrued expenses	$10,102	$13,324
Due to a director - Note 3	-	4,544
Promissory notes payable to related parties - Note 3		30,000
Liabilities to issue shares	13,030
Total current liabilities	23,132	47,868

Stockholders' Deficiency
Common Stock : $0.0001 Par Value
Authorized : 100,000,000
Issued and Outstanding : 1,787,960 (2004: 964,200)	179	96
Additional Paid In Capital	180,868	98,574
Deficit accumulated during the exploration stage	(179,685)	(124,878)
Total Stockholders' Deficiency	1,361	(26,208)

Total Liabilities and Stockholders' Deficiency	$24,493	$21,660

(See accompanying notes to the financial statements)

MCNAB CREEK GOLD CORP.
(formerly Parthenon Development Corporation)
(An exploration stage company)

STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
(Unaudited)

February 15,
	Three months		Nine months		2001 (date of
	ended		ended		incorporation) to
	December 31,		December 31,		December 31,
	2005	2004	2005	2004	2005
See Note 1 - Basis of Presentation and Going Concern Matters

Expenses
Compensation expenses	-	-	-	-	48,960
Exploration costs (Note 2)	617	-	$14,774	-	14,774
General and administrative	$11,006	$8,801	40,033	$29,323	$92,933
Mineral claims - acquisition costs (Note 2)	-		-	3,500	7,000
Property investigation costs	-	-	-	250	16,018
Net loss for the period	$(11,624)	$(8,801)	$(54,807)	$(33,073)	$(179,685)

Loss per share attributable to common
stockholders:
Basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)	$(0.11)

Weighted average number of
common shares outstanding:
Basic and diluted	1,787,960	964,200	1,787,960	964,200	1,588,094

(See accompanying notes to the financial statements)

MCNAB CREEK GOLD CORP.
(formerly Parthenon Development Corporation)
(An exploration stage company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
for the period from February 15, 2001 (Date of Incorporation) to December 31, 2005
(Expressed in U.S. Dollars)
(Unaudited)
				Deficit
				Accumulated
		Stock	Additional	During the	Stockholders'
	Common	Amount At	Paid In	pre-exploration	Equity
Stated in U.S. dollars	Shares	Par Value	Capital	stage	(Deficiency)
See Note 1 - Basis of Presentation and Going Concern Matters

Issuance of common stock for services rendered	2,250,000	$225	$2,025	$ -	$2,250
at $0.0001 per share, February 16, 2001

Comprehensive income (loss)
Loss for the period				(2,935)	(2,935)

Balance, March 31, 2003 and 2002	2,250,000	225	2,025	(2,935)	(685)

Cancellation of common stock	(2,250,000)	(225)	225	-	-

Capital stock issued for cash
- at $0.10	420,200	42	41,978		42,020
- at $0.01	544,000	54	54,346		54,400

Comprehensive income (loss)
Loss for the year				(78,562)	(78,562)

Balance, March 31, 2004	964,200	97	98,574	(81,497)	17,174

Comprehensive income (loss)
Loss for the period				(43,381)	(43,381)

Balance, March 31, 2005	964,200	97	98,574	(124,878)	(26,207)

Issurance of common stock for debt settlement	383,760	38	38,338		38,376
- at $0.10

Capital stock issued for cash
- at $0.10	440,000	44	43,956		44,000

Comprehensive income (loss)
Loss for the period	-	-	-	(54,807)	(54,807)

Balance, December 31, 2005	1,787,960	$179	$180,868	$(179,685)	$1,361

(See accompanying notes to the financial statements)

MCNAB CREEK GOLD CORP.
(formerly Parthenon Development Corporation)
(A pre-exploration stage company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

Nine		Nine	February 15,
months		months	2001 (date of
ended		ended	incorporation) to
December 31,		December 31,	December 31,
2005		2004	2005
See Note 1 - Basis of Presentation and Going Concern Matters

Cash flows from operating activities
Net loss for the period	$(54,807)	$(33,073)	$(179,685)
Amount not involving cash:
- Shares issued for services	-	-	2,250
- Compensation expenses paid with common stocks	-	-	48,960
- Depreciation	58	82	233
Changes in non-cash working capital items:
- Accounts payable and accrued liabilities	(588)	3,780	12,736
- Due to Director		1,633	4,544
Net cash used in operating activities	(55,338)	(27,578)	(110,963)

Cash flows from investing activities
Additions to equipment	-	-	(432)
Net cash flows used in investing activities	-	-	(432)

Cash flows from financing activities
Proceeds from the issuance of common stock	82,376	-	129,836
Proceeds from the issuance of promissory notes	-	-	30,000
Proceeds from liabilities to issue common shares	13,029		13,029
Shares issued for amounts due to director	(4,544)		(4,544)
Settlement of accrued interest on note by issuance of common stock	(2,633)		(2,633)
Settlement of promissory notes by issuance of common stock	(30,000)	-	(30,000)
Net cash flows provided by financing activities	58,228	-	135,688

Increase (Decrease) in cash	2,890	(27,578)	24,293

Cash - beginning of period	21,403	55,014	-

Cash - end of period	$24,294	$27,436	$24,294

(See accompanying notes to the financial statements)

MCNAB CREEK GOLD CORP

(formerly Parthenon Development Corporation)

(A pre-exploration stage Company)

Notes to Financial Statements

December 31, 2005

(Stated in US Dollars)

(Unaudited)

1. Basis of Presentation and Going Concern Matters

In view of certain conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving of profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.  Management believes that its current and future plans enable it to continue as a going concern.  Management plans to continue to seek other sources of debt and equity financing on favorable terms and expects to keep its operating costs to a minimum until cash is available through financing or operating activities.  There are no assurances that the Company will be successful in achieving these goals.  The Company has incurred a loss of $54,807 for the nine months ended December 31, 2005 and at December 31, 2005 had an accumulated deficit of $179,685 and a working capital surplus of $1,162.  These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than normal course of business and at amounts different from those reflected in the accompanying financial statements.  The accompanying unaudited interim balance sheets, statements of operations and cash flows reflected all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at December 31, 2005, and the results of operations and cash flows for the nine months ended December 31, 2005, and for the period February 15, 2001 (Date of Incorporation) to December 31, 2005.  The accompanying unaudited financial statements have been prepared in accordance with the instruction from Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in the audited financial statements and should be read in conjunction with the Company’s audited financial statements for fiscal period ended March 31, 2005 included in the annual report previously filed on Form 10-KSB. The result of operations for the interim periods presented is not necessarily indicative of the results to be expected for the full year.

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

MCNAB CREEK GOLD CORP

(formerly Parthenon Development Corporation)

(A pre-exploration stage Company)

Notes to Financial Statements

December 31, 2005

(Stated in US Dollars)

(Unaudited)

2. Mineral Properties – continued

The exploration costs incurred can be summarized as follows:-

February 15,
2001 (date of
	Three months ended		Nine months ended		incorporation) to
	December 31,		December 31,		September 30,
	2005	2004	2005	2004	2005

Assays	$617	$-	$1,817	$-	$1,817
Consulting fee		-	9,300	-	9,300
Supplies		-	430	-	430
Travel		-	3,227	-	3,227
	$617	$-	$14,774	$-	$14,774

3. Related Party Transactions

December 31,	March 31,
2005	2005
Promissory note payable to a director
of the Company, unsecured, interest at 8%
per annum, due January 9, 2006	$10,000

Promissory note payable to a director
of the Company, unsecured, interest at 8%
per annum, due March 19, 2006	20,000
$-	$30,000

MCNAB CREEK GOLD CORP

(formerly Parthenon Development Corporation)

(A pre-exploration stage Company)

Notes to Financial Statements

December 31, 2005

(Stated in US Dollars)

(Unaudited)

3. Related Party Transactions - continued

At December 31, 2005, the following related party indebtedness was settled by the issuance of 383,760 common shares of the Company at $0.10 cents per share:

Promissory note payable to the Director of the Company:	$ 30,000
Accrued interest on note payable to Director of the Company:	3,832
Amounts due to Director	4,544
$ 38,376

PLAN OF OPERATIONS

During the period September, 2003 to March, 2004, we obtained subscriptions for 964,200 shares under Regulation S to raise proceeds of approximately $47,460.  We have received loan proceeds from our management of approximately $30,000.  These loans were converted to shares at $0.10 per share in December, 2005 under Regulation S.  Additionally, in November and December, 2005, management subscribed for an additional private placement of $44,000 at $0.10 per share.  The proceeds obtained from these financings are allowing us to complete our stage one exploration programs on the SMH Property and the Roxy Prospect.  It is unlikely that we will need to raise additional funds in the next 12 months.  Our existing funds will also cover our general and administrative expenses for at least the next 12 months.  In the event additional funds are required, management will seek private placement subscriptions or will loan additional proceeds to the Company.

Our cash on hand from private placement proceeds received in November and December, 2005 are sufficient to ensure the Company’s continued operations for the next 12 months.

Even if our company completes our planned exploration programs on the Roxy and SMH Properties and is successful in identifying a mineral deposit, the Company will be required to spend substantial additional funds on drilling and engineering studies before it can determine whether the mineral deposit is commercially viable.  Currently, the Company does not have the funds required to complete a substantial drilling program and engineering studies.  In the event it is unable to raise additional funds for this work, it would be unable to proceed even if a mineral deposit is discovered.  No mining of our properties is contemplated in the foreseeable future and we will have no revenues until our properties are mined.  This will negatively affect the marketability of our shares.

Exploration on the SMH and Roxy Properties will be conducted in phases.  We have completed Phase One of our exploration program on our SMH property.  We will proceed with exploration in a Phase Two program on our SMH property.  Our exploration results which warrant Phase 2 work include:

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

Our company has incurred operating losses.  We will be able to continue operations for the next 12 months with cash on hand without the receipt of additional operating funds.  Our company will continue exploration activities on its mining properties over the next 12 months and will not consider an acquisition or merger with a non-mining entity for at least the next 12 months.  In the view of our company’s auditors, our company requires additional funds to maintain our operations and these conditions raise substantial doubt about our ability to continue as a going concern.

The SMH 31-50 claims were transferred to McNab Creek Gold Corporation by virtue of a Quitclaim Deed executed in January 2004 by Scoonover Exploration LLC of Elko, Nevada.  The claims were acquired at arm’s length for consideration of $3,500, with a 2.5% net smelter return royalty retained by Scoonover.

The SMH quitclaim (recorded in Eureka County Nevada Book 374, Page 001-003) is included as Exhibit 10.1.

The Roxy 1-8 claims were transferred to McNab Creek Gold Corporation by virtue of a Quitclaim Deed executed in July 2004 by Scoonover Exploration LLC of Elko, Nevada.  The claims were acquired at arm’s length for consideration of $3,500, with a 2.5% net smelter return royalty retained by Scoonover.

The Roxy quitclaim (recorded in Pershing County Nevada Book 384, Page 740-742) is included as Exhibit 10.2.

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

SMH PROPERTY - Plan of Operation

The first stage of our two stage exploration program on our SMH Property was completed in October, 2005.  This program involved a site visit by the Company’s consulting geologist, Mr. Michael Sandidge.  Mr. Sandidge spent two days on our SMH Property and collected eight surface rock samples.  The samples were delivered to N.A. Degerstrom Inc. (“Degerstrom”) of Spokane, Washington for analysis.  Based on the gold and silver assay results obtained from Degerstrom and Mr. Sandidge’s observations from his site visit to the SMH Property, Mr. Sandidge recommends a phase two exploration program on our SMH Property.  This program will be completed by the end of September, 2006.  Mr. Sandidge has concluded that rocks underlay our SMH Property which may host high angle vein deposits similar to those found throughout the Carlin Trend.  In Mr. Sandidge’s view, it is possible that favourable carbonate sequences that host the bulk of the gold deposits in the Carlin Trend may occur over the Roberts Mountain’s thrust.  Based upon the SMH Property’s setting within the Carlin Trend and lithological characteristics, the property warrants further work.

The following costs were incurred in completing our phase one exploration program on the SMH Property:

Airfare	$526
Truck Rental	$450
Fuel	$350
Meals	$350
Hotel	$550
Professional Services	$4,100
Assays	$680
Maps	$200
Report	$800
Total	$7,030

Proposed Stage 2 Exploration Program

The results of the Phase I exploration program carried out on the SMH Property by Mr. Sandidge and his review of material provided regarding previous exploration are sufficiently encouraging to justify our company undertaking a concerted, systematic Phase 2 exploration program on the SMH Property.  Our Phase 2 work will include:

1.

VLF-EM and TEM surveys to locate and define the faults and their association with the Roberts Mountain Thrust.

2.

Detailed geological mapping of the property at a scale of 1:500.

3.

Compilation of all previous soil and rock chip sampling into a digitized database resulting in maps that may outline or define gold anomalies.

4.

Collection of 200 rock and chip samples from outcrop and pits.

Proposed Preliminary Phase 2 Budget

The budget (in US Dollars) for the phase II program recommended above is estimated as follows:

Geological Mapping	$7,000
Soil and Rock Chip Sampling (200 samples @$25/sample)	$5,000
VLF-EM and TEM survey (20 line kms @$500/km)	$10,000
Transportation, Accommodations and Meals	$4,000
Subtotal	$26,000
Contingency (10%)	$2,600
TOTAL	$28,600

This program will be completed by the end of September, 2006.  No mining of our properties is contemplated in the foreseeable future and we will have no revenues until our properties are mined.  This will negatively affect the marketability of our shares.

ROXY PROSPECT - Plan of Operation

In light of phase one exploration results from the Company’s SMH Property and the proposed Phase 2 program on that property, management has determined that it will delay the following phase one exploration program on the Roxy Property until at least September, 2006.

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

A modest contingency of $2,350 brings the total for the recommended program to US$30,000.  Completion of the Phase I program is anticipated by the end of 2006.

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

Management of the Company has converted $38,376 of debt into shares of the Company at $0.10 per share in December, 2005.  Management also subscribed for an additional $44,000 private placement at $0.10 per share.  These funds will ensure that the Company is able to continue its operations for at least the next 12 months.

No mining of our properties is contemplated in the foreseeable future and we will have no revenues until our properties are mined.  This will negatively affect the marketability of our stock.

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

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer.  Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.  There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December, 2005, we sold 383,760 shares at $0.10 per share to one subscriber.  This issuance of shares is a conversion of the Issuer’s indebtedness owed to Kenneth Townsend, our C.E.O. and President, in the amount of US$38,376.00 as of September 30, 2005.  This purchaser is not a U.S. person as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c).  This subscriber acknowledged that the securities purchased must come to rest outside the U.S., and the certificates contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied in accordance with Rule 903(b)(3)(iii)(A).

Also in November and December, 2005, we sold 440,000 common shares at $0.10 per share to four (4) subscribers under Regulation S.  All of these subscribers were friends, relatives or business associates of management and accordingly not members of the public.  None of the offerees or purchasers are U.S. persons as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c).  Subscribers to the offering acknowledge that the securities purchased must come to rest outside the U.S., and the certificates contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied in accordance with Rule 903(b)(3)(iii)(A).

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

Dated:  February 28, 2006

Per:

/s/Kenneth G. Townsend

Kenneth G. Townsend,

President, C.E.O., C.F.O., Secretary and Director