Form 10QSB/A
period 2005-12-31
McNab Creek Gold Corp.
filed 2006-04-18
CIK 1295190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB – Amendment No. 2

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

  1,787,960 common shares as at April 12, 2006

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

(See accompanying notes to the financial statements)

MCNAB CREEK GOLD CORP.

(formerly Parthenon Development Corporation)

(An exploration stage company)

STATEMENTS OF OPERATIONS

(Unaudited)

(Expressed in U.S. Dollars)

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

(Unaudited)

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

(See accompanying notes to the financial statements)

MCNAB CREEK GOLD CORP.

(formerly Parthenon Development Corporation)

(An exploration stage company)

STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in U.S. Dollars)

	Nine	Nine	February 15,
	months	months	2001 (date of
	ended	ended	incorporation) to
	December 31,	December 31,	December 31,
	2005	2004	2005
See Note 1 - Basis of Presentation and Going Concern Matters

Cash flows from operating activities
Net loss for the period	$ (54,807)	$(33,073)	$(179,685)
Amount not involving cash:
- Shares issued for services	-	-	2,250
- Compensation expenses paid with common stocks	-	-	48,960
- Depreciation	58	82	233
Changes in non-cash working capital items:
- Accounts payable and accrued liabilities	(588)	3,780	12,736
- Due to Director		1,633	4,544
Net cash used in operating activities	(55,338)	(27,578)	(110,963)

Cash flows from investing activities
Additions to equipment	-	-	(432)
Net cash flows used in investing activities	-	-	(432)

Cash flows from financing activities
Proceeds from the issuance of common stock	82,376	-	129,836
Proceeds from the issuance of promissory notes	-	-	30,000
Proceeds from liabilities to issue common shares	13,029		13,029
Shares issued for amounts due to director	(4,544)		(4,544)
Settlement of accrued interest on note by issuance of common stock	(2,633)		(2,633)
Settlement of promissory notes by issuance of common stock	(30,000)	-	(30,000)
Net cash flows provided by financing activities	58,228	-	135,688

Increase (Decrease) in cash	2,891	(27,578)	24,294

Cash - beginning of period	21,403	55,014	-

Cash - end of period	$ 24,294	$27,436	$24,294

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

(Stated in US Dollars)

(Unaudited)

3. Related Party Transactions - continued

At December 31, 2005, the following related party indebtedness was settled by the issuance of 383,760 common shares of the Company at $0.10 cents per share:

Promissory note payable to the Director of the Company:	$30,000
Accrued interest on note payable to Director of the Company:	3,832
Amounts due to Director:	4,544
$38,376

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

The SMH 31-50 claims were transferred to McNab Creek Gold Corporation by virtue of a Quitclaim Deed executed in January 2004 by Scoonover Exploration LLC of Elko, Nevada.  The claims were acquired at arm’s length for consideration of $3,500, with a 2.5% net smelter return royalty retained by Scoonover.  This 2.5% royalty was subsequently sold by Scoonover to Golden Patriot Corp.

The SMH quitclaim (recorded in Eureka County Nevada Book 374, Page 001-003) is included as Exhibit 10.1 of our Form 10-SB dated February 16, 2005.

The Roxy 1-8 claims were transferred to McNab Creek Gold Corporation by virtue of a Quitclaim Deed executed in July 2004 by Scoonover Exploration LLC of Elko, Nevada.  The claims were acquired at arm’s length for consideration of $3,500, with a 2.5% net smelter return royalty retained by Scoonover.  This 2.5% royalty was subsequently sold by Scoonover to Golden Patriot Corp.

The Roxy quitclaim (recorded in Pershing County Nevada Book 384, Page 740-742) is included as Exhibit 10.2 of our Form 10-SB dated February 16, 2005.

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

The following costs were incurred in completing our phase one exploration program on the SMH Property:

Geological Mapping	$7,000
Airfare	$526
Truck Rental	$450
Fuel	$350
Meals	$350
Hotel	$550
Professional Services	$4,100
Assays	$680
Maps	$200
Report	$800
Total	$7,030

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

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer Mr. Kenneth G. Townsend.  Mr. Townsend is also the chief financial officer of our company.  Based upon that evaluation, Mr. Townsend concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.  There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Dated:  April 12, 2006

Per:

/s/Kenneth G. Townsend

Kenneth G. Townsend,

President, C.E.O., C.F.O., Secretary and Director