Form 10KSB
period 2006-03-31
McNab Creek Gold Corp.
filed 2006-06-30
CIK 1295190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL PERIOD ENDED MARCH 31, 2006

[           ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [           ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The Issuer's revenues for its fiscal period ended March 31, 2006 were $0.00.

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

35,859,200 common shares issued and outstanding as of June 7, 2006.

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

No.

Transitional Small Business Disclosure Format (Check one): Yes [           ]; No [ x ]

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

Overview

We are a junior mineral exploration company. We seek to explore our mineral interests in the SMH Property located in Eureka County, Nevada . Subsequent to year end management decided to discontinue holding an interest in the Roxy Prospect located in Pershing County, Nevada. We will be exploring the SMH claims in phases. Our proposed work program is set out in detail under the Plan of Operation section.

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

The Roxy 1-8 claims were transferred to McNab Creek Gold Corporation by virtue of a Quitclaim Deed executed in July 2004 by Scoonover Exploration LLC of Elko, Nevada. E.L. Hunsaker III, is a managing member of Scoonover Exploration LLC (Scoonover Exploration a Nevada Limited Liability Company). The claims were acquired for the consideration of $3,500; with a 2.5% net smelter return royalty retained by Scoonover (the 2.5% net smelter return royalty was sold to Golden Patriot Corp., of which E.L. Hunsaker III is also a director). The

Roxy quitclaim is recorded in Pershing County Nevada Book 384, Page 740-742. Subsequent to year end management decided to discontinue holding an interest in the Roxy Prospect.

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

  Erect four corner locations monuments and one location monument

  File appropriate documentation and pay appropriate fees with U.S. Department of the Interior-Bureau of Land Management
  File appropriate documentation and pay appropriate fees with County Recorder in county where claims are located.

Table 1.

Claim Name	BLM Serial Number

SMH 31	NMC925335
SMH 32	NMC925336
SMH 33	NMC925337
SMH 34	NMC925338
SMH 35	NMC925339
SMH 36	NMC925340
SMH 37	NMC925341
SMH 38	NMC925342
SMH 39	NMC925343
SMH 40	NMC925344
SMH 41	NMC925345
SMH 42	NMC925346
SMH 43	NMC925347
SMH 44	NMC925348
SMH 45	NMC925349
SMH 46	NMC925350
SMH 47	NMC925351
SMH 48	NMC925352
SMH 49	NMC925353
SMH 50	NMC925354

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

Access is via I-80 to Winnemucca, Nevada, thence south along Grass Valley road, approximately 55 miles through Grass Valley, past the Gold Bank Hills, through Pleasant Valley, almost to McKinney Pass. The Property lies approximately three miles west of the main dirt road and two miles north of McKinney pass. Access may also be gained via I-80 to Battle Mountain. Follow State Road 305 southwest, turning west onto Lander County Road that goes past Battle Mountain Gold's Copper Canyon operations. This road turns to gravel past the mine entrance and heads thorough Buffalo and Dixie valleys, around the south end of the Tobin Range, thence north along Spring Creek through the Sou Hills, to the south end of Pleasant Valley, again almost to McKinney Pass. Subsequent to year end management decided to discontinue holding an interest in the Roxy Prospect

History

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

Mineralization and Geochemistry

The north-central Nevada region, around the SMH Properties, has a long history of mining activity. The majority of the jobs in the northern Nevada counties (Lander, Humboldt, Eureka, and Elko) are associated with the mining industry. Heavy equipment and operators are available from several sources in the local area. The nearby towns have extensive support and equipment availability. Skilled and experienced manpower is readily available in the local area.

Competitors

Historically, the State of Nevada has been rich in mineral reserves. Areas of Nevada have been explored and in some cases staked through mineral exploration programs. Large areas remain unstaked and areas reopen as claims expire. The cost of staking and re-staking new mineral claims and the costs of most phase one exploration programs are relatively modest. In many more prospective areas, extensive literature is readily available with respect to previous exploration and development activities. These facts make it possible for a junior mineral exploration company such as ours to be very competitive with other similar companies. In the case of the properties which we currently own, we purchased them inexpensively from another junior mineral exploration company. We are in competition with hundreds of other junior exploration companies who are evaluating and reevaluating prospective mineral properties in the State of Nevada.

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

Unless we conclude an aggressive property acquisition program which carries work commitments, we will be able to continue operating on modest cash reserves for the next 18 months. We currently have cash on hand of $9,037. Management of the Company has committed up to $50,000 in loan proceeds to ensure that the Company is able to continue its operations for at least the next 12 months.

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

On May 10, 2006 the Company entered into a six- month Consulting Agreement with Wannigan Capital Corp. to provide assistance in its day-to-day operations. Specifically, they assist in interaction with the Company’s auditors, transfer agent and regulatory authorities. Wannigan Capital Corp received 100,000 common shares of the Company as remuneration.

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

Item 2. Description of Property

Office Premises

We operate from our offices at Suite 1128, 789 West Pender Street, Vancouver, British Columbia, Canada. We do not own any real property or significant assets. Office space is provided to us on a nominal rent basis by Mr. Kenneth Townsend, our President and Director, which is recorded as “donated capital” in the amount of $500 per month totalling $6,000 for the year. We are not a party to any lease. It is anticipated that this arrangement will remain until we are able to generate revenue from operations and require additional office space for new employees. Management believes that this space will meet our needs for the foreseeable future.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended March 31, 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

There is no trading market for our common stock. There has been no trading market to date. Management has entered into discussion with a market maker to initiate application for a listing on the NASD OTC BB, however the company cannot guarantee that a trading market will ever develop or if a market does develop, that it will continue.

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

7,804,000 of our issued and outstanding common shares, as of June 7, 2006, owned by non-affiliates are eligible for sale pursuant to Rule 144 under the Securities Act of 1933. Rule 144, as currently in effect, allows a non-affiliated person who has beneficially owned shares of a company's common stock for at least one year to sell within any three month period a number of shares that does not exceed the greater of:

(1)	1% of the number of shares of the subject company's common stock then outstanding which, in our case, will equal approximately 358,592 shares as of the date of this registration statement; or

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

As of the date of this registration statement, June 7, 2006, persons who are our affiliates hold 28,055,200 shares that may be sold pursuant to Rule 144 after two years from the date of purchase. Accordingly, Rule 144 applies to the 28,055,200 shares except for subparagraph (k) of Rule 144 which does not apply to affiliate shares as described in the preceding paragraph. All shares owned by affiliates will continue to be subject to the resale limitations imposed by Rule 144 for so long as the shareholder remains an affiliate of our company. Three months after such persons cease to be affiliates of our company, sales may be made after the two year period from the issue date without 144 limitations under Rule 144(k).

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

On December 30, 2005, the Company issued 383,760 common shares to Kenneth G Townsend, a director of the Company and its sole Officer in full satisfaction of loans made to the Company. The Company also sold and issued 440,000 shares at $0.10 to 3 subscribers under Regulation S. None of these offerees are U.S. persons as defined in Rule 902(k) of Regulation S. On April 21, 2006 the Company authorized the expansion of its common stock by way of a forward split of its shares on a basis of 20:1.

Equity Compensation Plan Information

As at March 31, 2006, we did not have any compensation plans in place.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2006.

Item 6. Plan of Operation.

During the period September, 2003 to March, 2006, we obtained subscriptions for 1,787,960 shares under Regulation S to raise proceeds of approximately $140,421. We have received additional loan proceeds from our management of approximately $30,000. The proceeds obtained from these financings are allowing us to complete our stage one exploration programs on the SMH Property Prospect. On December 30, 2005, the Company issued 383,760 common shares to Kenneth G Townsend, a director of the Company and its sole Officer in full satisfaction of the loans totalling $30,000 plus interest, made to the Company.

It is unlikely that we will need to raise additional funds in the next 12 months. Our existing funds will also cover our general and administrative expenses for at least the next 12 months. In the event additional funds are required, management will seek private placement subscriptions or will loan additional proceeds to the Company.

Even if our company completes our planned exploration programs on the SMH Properties and is successful in identifying a mineral deposit, the Company will be required to spend substantial additional funds on drilling and engineering studies before it can determine whether the mineral deposit is commercially viable. Currently, the Company does not have the funds required to complete a substantial drilling program and engineering studies. In the event it is unable to raise additional funds for this work, it would be unable to proceed even if a mineral deposit is discovered.

Exploration on the SMH Properties will be conducted in phases. We have not yet started Phase One of our exploration program. If Stage1 results are sufficiently encouraging, we will proceed with continued exploration in a Phase Two program. Typically, exploration results which warrant Phase 2 work include:

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

The SMH quitclaim (recorded in Eureka County Nevada Book 374, Page 001-003) is included as Exhibit 10.1 to our Form 10 SB.

The Roxy 1-8 claims were transferred to McNab Creek Gold Corporation by virtue of a Quitclaim Deed executed in July 2004 by Scoonover Exploration LLC of Elko, Nevada. The claims were acquired at arm’s length for consideration of $3,500, with a 2.5% net smelter return royalty retained by Scoonover. Subsequent to year end management decided to discontinue holding an interest in the Roxy Prospect

The Roxy quitclaim (recorded in Pershing County Nevada Book 384, Page 740-742) is included as Exhibit 10.2 to our Form 10 SB.

We will not be conducting any product research or development over the next 12 months. We do not expect to purchase any plant or significant equipment over the next 12 months.

We do not expect any significant changes in the number of our employees over the next 12 months. Our current management team will satisfy our requirements for the foreseeable future.

Our specific plans of operation for our exploration property is set out below.

SMH PROPERTY - Plan of Operation

We propose to complete the first stage of our two stage exploration program on our SMH property by the end of July of 2006. Stage two will be contingent upon positive exploration results being obtained in stage one of our program.

Stage 1

(a)	Soil and rock chip sampling to be concentrated in the vicinity of drill hole 93TELE 9 and on the southeast corner of the property.

(b)	VLF-EM survey to locate and define faults.

Proposed Budget

Soil and rock chip sampling including analyses, 200 samples at	$4,000
$20/sample
VLF-EM survey, 20 line kilometers at 150/km	3,000
Sub-total	7,000
All 10% contingencies	700
Total	7,700

Stage 2 - Contingent Upon Stage 1 Results

(a)	Reverse-circulation drilling depending on the results of Stage 1. Deep holes of not less than 1,200 feet would be employed to explore for gold mineralisation beneath the Roberts Mountains Thrust.

Proposed Budget

Reverse-Circulation Drilling 4800ft or 1464m at $25/metre	36,600
Engineering and supervision	6,000
Transportation, Accommodations and meals	4,000
Sub-total	46,600
All 10% contingencies	4,660
Total	51,260

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

The following audited financial statements are filed as part of this annual report:

MCNAB CREEK GOLD CORP.
(An exploration stage company)

Financial Statements
(Expressed in US Dollars)

March 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of McNab Creek Gold Corp.
(an exploration stage company)

We have audited the accompanying balance sheet of McNab Creek Gold Corp. (an exploration stage company) as of March 31, 2006 and the statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company’s financial statements as at March 31, 2005 were audited by other auditors whose report dated June 26, 2005, included an explanatory paragraph regarding the Company’s ability to continue as a going concern. The financial statements for the period from February 15, 2001 (date of inception) to March 31, 2005 reflect a total net loss of $124,878 of the related cumulative totals. The other auditors’ reports have been furnished to us, and our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the reports of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of McNab Creek Gold Corp. as of March 31, 2006 and the results of its operations and its cash flows and the changes in stockholders’ equity (deficiency) for the year then ended in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Dale Matheson Carr-Hilton LaBonte”

CHARTERED ACCOUNTANTS
Vancouver, Canada
June 16, 2006

MCNAB CREEK GOLD CORP.
(An exploration stage company)

BALANCE SHEETS
(Expressed in US Dollars)

	March 31,	March 31,
	2006	2005

ASSETS

Current Assets
Cash	$9,037	$21,403

Equipment – Note 3	199	257

Total Assets	$9,236	$21,660

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payables and accrued liabilities	$43,574	$13,324
Due to a director – Note 5	13,030	4,544
Promissory notes payable to related parties - Note 5	-	30,000
Total current liabilities	56,604	47,868

Stockholders' Deficiency
Common Stock : $0.0001 Par Value - Note 6
Authorized : 100,000,000
Issued and Outstanding : 1,787,960 (2005: 964,200)	178	96
Additional Paid In Capital	180,868	98,574
Donated Capital - Note 7	6,000	-
Deficit accumulated during the exploration stage	(234,414)	(124,878)
Total Stockholders' Deficiency	(47,368)	(26,208)

Total Liabilities and Stockholders' Deficiency	$9,236	$21,660

Note 1 – Basis of Presentation and Going Concern Matters
Note 10 – Subsequent Events

(The accompanying notes are an integral part of these financial statements)

MCNAB CREEK GOLD CORP.
(An exploration stage company)

STATEMENTS OF OPERATIONS
(Expressed in US Dollars)

			February 15,
	Years		2001 (date of
	ended		inception) to
	March 31,		March 31,
	2006	2005	2006

Expenses
Compensation expenses	$-	$-	$48,960
Mineral property interests - Note 4	17,060	3,750	40,078
General and administrative	86,476	39,631	139,376
Rent - Note 7	6,000	-	6,000
Net loss	$(109,536)	$(43,381)	$(234,414)

Loss per share attributable to common
stockholders:
Basic and diluted	$(0.09)	$(0.04)

Weighted average number of
common shares outstanding:
Basic and diluted	1,220,206	964,200

(The accompanying notes are an integral part of these financial statements)

MCNAB CREEK GOLD CORP.
(An exploration stage company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in US Dollars)

					Deficit
					Accumulated
		Stock	Additional		During the	Stockholders'
	Common	Amount At	Paid In	Donated	exploration	Equity
	Shares	Par Value	Capital	Capital	stage	(Deficiency)
Issuance of common stock for services
rendered
at $0.0001 per share, February 16, 2001	2,250,000	$225	$2,025	$-	$-	$2,250
Loss for the period	-	-	-	-	(2,935)	(2,935)
Cancellation of common stock	(2,250,000)	(225)	225	-	-	-
Capital stock issued for cash
- at $0.10	420,200	42	41,978	-	-	42,020
- at $0.10	544,000	54	54,346	-	-	54,400
Loss for the year	-	-	-	-	(78,562)	(78,562)

Balance, March 31, 2004	964,200	96	98,574	-	(81,497)	17,173
Loss for the year	-	-	-	-	(43,381)	(43,381)

Balance, March 31, 2005	964,200	96	98,574	-	(124,878)	(26,208)
Issuance of common stock for debt
settlement
- at $0.10 on December 30, 2005	383,760	38	38,338	-	-	38,376
Capital stock issued for cash
- at $0.10 from November 5, 2005 to
December 31, 2005	440,000	44	43,956	-	-	44,000
Donated services	-	-	-	6,000	-	6,000
Loss for the year	-	-	-	-	(109,536)	(109,536)

Balance, March 31, 2006	1,787,960	$178	$180,868	$6,000	$(234,414)	$(47,368)

(The accompanying notes are an integral part of these financial statements)

MCNAB CREEK GOLD CORP.
(An exploration stage company)

STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

			February 15, 2001
	Year ended	Year ended	(date of inception)
	March 31, 2006	March 31, 2005	to March 31, 2006

Cash flows from operating activities
Net loss	$(109,536)	$(43,381)	$(234,414)
Amounts not involving cash:
- Amortization	58	110	233
- Compensation expense	-	-	48,960
- Donated service	6,000	-	6,000
- Shares issued for services	-	-	2,250

Changes in non-cash working capital items:
- Accounts payable and accrued liabilities	34,082	8,442	47,406
- Due to director	13,030	1,218	17,574
Net cash used in operating activities	(56,366)	(33,611)	(111,991)

Cash flows from investing activities
Additions to equipment	-	-	(432)
Net cash flows used in investing activities	-	-	(432)

Cash flows from financing activities
Proceeds from the issuance of common stock	44,000	-	91,460
Proceeds from the issuance of promissory notes	-	-	30,000
Net cash flows provided by financing activities	44,000	-	121,460

Increase (decrease) in cash	(12,366)	(33,611)	9,037

Cash - beginning of year	21,403	55,014	-

Cash - end of year	$9,037	$21,403	$9,037

Supplementary cash flow information:
During the current year, the Company settled indebtedness of $38,376 through the issuance of 383,760 common shares at a price of
$0.10 per share - Note 5.

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

(The accompanying notes are an integral part of these financial statements)

MCNAB CREEK GOLD CORP.
(An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2006
(Expressed in US Dollars)

1.	Nature and Continuance of Operations

The Company was formed on February 15, 2001 under the laws of the State of Nevada, USA and commenced operations at that time. The Company’s mineral interests are in the exploration stage.

The financial statements are presented in US dollars and have been prepared by management in accordance with generally accepted accounting principles in the United States (“US GAAP”) on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company has incurred a loss of $109,536 (2005: $43,381) during the year ended March 31, 2006 and at March 31, 2006 has an accumulated deficit of $234,414 (2005: $124,878) and a working capital deficiency of $47,567 (2005: $26,465). The ability of the Company to continue as a going concern is uncertain and dependant upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. The outcome of these matters cannot be predicted at this time.

These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

The Company has not generated any operating revenues to date. Management believes that the Company has adequate funds to carry on operations for the upcoming fiscal year but intends to obtain additional funding by borrowing from directors and officers, who have agreed to contribute up to $50,000 as non- interest bearing loans, and through private placements.

2.	Significant Accounting Policies

(a)	Principles of Accounting

These financials statements are stated in US dollars and have been prepared in accordance with US GAAP.

(b)	Mineral Property Interests

Under US GAAP mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are accounted for as tangible assets using the guidance in EITF 04-02 “Whether Mineral Rights are Tangible or Intangible Assets”. Management reviews the carrying value of mineral property costs for impairment whenever circumstances could indicate that the carrying amount may not be recoverable. To date, the Company has impaired all acquisition costs of exploration properties pending results of its exploration work indicating the existence and recoverability of mineral resources.

MCNAB CREEK GOLD CORP.
(An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2006
(Expressed in US Dollars)

2.	Significant Accounting Policies (cont’d…)

(c)	Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

(d)	Loss per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share is equivalent to basic loss per share because there are no dilutive securities.

(e)	Foreign Currency Translations

The Company considers the US dollar as its functional currency.

At the transaction date, each asset, liability, revenue and expense is translated into US dollar equivalents by the use of the exchange rate in effect at that date. At year end, monetary assets and liabilities are re-measured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

(f)	Equipment

Equipment consists of computer equipment, which is recorded at cost and is depreciated using the declining balance method at a rate of 30% per annum.

(g)	Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, accounts payable and accrued liabilities and due to a director. Fair values were assumed to approximate carrying values for these financial instruments, since they are short term in nature. Management is of the opinion

MCNAB CREEK GOLD CORP.
(An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2006
(Expressed in US Dollars)

2.	Significant Accounting Policies (cont’d…)

(g)	Fair Value of Financial Instruments (cont’d…)

that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Company is operating outside of the United States of America and has exposure to foreign currency risk due to the fluctuation of the currency in which the Company operates and the US dollars. The Company does not use any hedging instruments.

(h)	Income Taxes

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

(i)	Long-Lived Assets Impairment

The carrying value of long-lived assets with fixed or determinable lives are reviewed for impairment whenever events or changes in circumstances indicate the recoverable value may be less than the carrying amount. Recoverable value determinations are based on management’s estimates of undiscounted future net cash flows expected to be recovered from specific assets or groups of assets through use or future disposition. Impairment charges are recorded in the period in which determination of impairment is made by management.

Assets with indefinite or indeterminable lives are not amortized and are reviewed for impairment on a reporting basis using fair value determinations through management’s estimate of recoverable value.

(j)	Asset Retirement Obligations

The Company recognizes a liability for future retirement obligations associated with the Company's mineral properties. The estimated fair value of the assets retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted rate. This liability is capitalized as part of the cost of the related asset and amortized over its productive life. The liability accretes until the Company settles the obligation. As of March 31, 2006 and 2005, the Company had no asset retirement obligation.

(k)	Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”,

MCNAB CREEK GOLD CORP.
(An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2006
(Expressed in US Dollars)

2.	Significant Accounting Policies (cont’d…)

(k)	Stock-based Compensation (cont’d…)

which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share- based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition provisions include prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the requirements of SFAS No. 123R which did not have any impact on the financial statements as, to date, the Company has not granted any stock options or any other share based payments..

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

(l)	Risk management:

Environmental risk:

The Company is engaged in mineral exploration and development and is accordingly exposed to environmental risks associated with mineral exploration activity. The Company is currently in the initial exploration stages on its property interests and has not determined whether significant site reclamation costs will be required. The Company would only record liabilities for site reclamation when reasonably determinable and when such costs can be reliably quantified.

MCNAB CREEK GOLD CORP.
(An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2006
(Expressed in US Dollars)

2.	Significant Accounting Policies (cont’d…)

(l)	Risk management (cont’d…):

Interest rate and credit risk:

The Company is not exposed to significant interest rate or credit risk.

(m)	Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3”. Under the provisions of SFAS No. 154, a voluntary change in accounting principle requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. A change in depreciation, amortization, or depletion method for long-lived, non-financial assets must be accounted for as a change in accounting estimate affected by a change in accounting principle. The guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate was not changed. The Company implemented this new standard beginning January 1, 2006. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations”. Under the provisions of FIN No. 47, the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity while the obligation to perform the asset retirement activity is unconditional. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is required to be recognized when incurred - generally upon acquisition, construction, or development and/or through the normal operation of the asset. The Company has adopted FIN No. 47 as of December 31, 2005. Adoption of this pronouncement did not have a significant effect on the 2005 financial statements, and management does not expect this pronouncement to have a significant effect on the Company’s future reported financial position or earnings.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an

MCNAB CREEK GOLD CORP.
(An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2006
(Expressed in US Dollars)

2.	Significant Accounting Policies (cont’d…)

(m)	Recent Accounting Pronouncements (cont’d…)

entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

3.	Equipment

	2006			2005
	Accumulated	Net Book		Accumulated	Net Book
Cost	Amortization	Value	Cost	Amortization	Value
$432	$233	$199	$432	$175	$257

4.	Mineral Property Interests

A summary of acquisition and exploration costs is as follows:

	2006	2005

Acquisition	$-	$3,500
Assays	2,103	-
Consulting fees	11,300	-
Supplies	430	250
Travel	3,227	-

	$17,060	$3,750

MCNAB CREEK GOLD CORP.
(An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2006
(Expressed in US Dollars)

4.	Mineral Property Interests (cont’d…)

During the year ended March 31, 2004, the Company acquired certain mineral claim units located in Eureka County, Nevada for $3,500. This amount was determined to be impaired in 2004. The mineral claims are subject to a production royalty of 2.5% of net smelter returns (“NSR”).

During the year ended March 31, 2005, the Company acquired certain mineral claim units located in Pershing County, Nevada for $3,500. This amount was determined to be impaired in 2005. The mineral claims are subject to a production royalty of 2.5% NSR. Subsequent to year end, management decided to discontinue holding an interest in these claims.

5.	Due to Director and Promissory Notes Payable

The amount due to a director of $13,030 (2005: $4,544) is unsecured, non-interest bearing and has no specific terms for repayment.

The promissory notes payable is comprised of the following:

	2006	2005

Promissory note payable to a director
of the Company, unsecured, interest at
8% per annum, due January 9, 2006	$-	$10,000

Promissory note payable to a director
of the Company, unsecured, interest at
8% per annum, due March 19, 2006	-	20,000

	$-	$30,000

As at March 31, 2006, accrued interest of $Nil (2005: $2,632) is included in accounts payable.

During the current year, the Company issued 383,760 shares of common stock at a price of $0.10 per share to settle indebtedness in the amount $38,376 comprised of amount due to a director of $4,544, promissory notes payable of $30,000 and accrued interest of $3,832.

6.	Common Stock

During the year ended March 31, 2006, the Company issued 440,000 shares of common stock at a price of $0.10 per share for total proceeds of $44,000. The Company also issued 383,760 shares of common stock at a price of $0.10 per share to settle indebtedness in the amount of $38,376 (Note 5).

During the year ended March 31, 2005, the Company did not issue any shares of common stock.

MCNAB CREEK GOLD CORP.
(An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2006
(Expressed in US Dollars)

6.	Common Stock (cont’d…)

Common shares

The common shares of the Company are all of the same class, are voting and entitle stockholders to receive dividends. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends which may be declared.

Additional paid-in capital

The excess of proceeds received for shares of common stock over their par value of $0.0001, less share issue costs, is credited to additional paid-in capital.

7.	Donated Capital

The Company records transactions of commercial substance with related parties at fair value as determined with management. The Company recognized donated services to officers of the Company for rent, valued at $500 per month, totalling $6,000 at March 31, 2006 (2005: $Nil).

8.	Segmented Information

The Company's business is operating in one segment, being the locating and exploration of mineral properties, and in one geographical area, the USA.

9.	Income Taxes

As at March 31, 2006, the Company has estimated net operating losses carryforward for tax purposes of $234,000, which will expire starting 2022 through 2026. This amount may be applied against future federal taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The tax effects of temporary differences that give rise to the Company's deferred tax asset are as follows:

	2006	2005
Tax loss carryforwards	$35,000	$27,000
Valuation allowance	(35,000)	(27,000)
Net future tax assets	$-	$-

MCNAB CREEK GOLD CORP.
(An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2006
(Expressed in US Dollars)

10.	Subsequent Events

Subsequent to March 31, 2006, the Company entered into the following transactions:

(a)	The Company completed a forward split of its common shares on a 20:1 basis as of April 30, 2006.

(b)

The Company retained Wannigan Capital Corp. (“Wannigan”) to provide consulting services. The Company will issue Wannigan 100,000 (post forward split) of its $0.0001 par value common shares as compensation, once the forward split has been completed.

(c)	The Company received $44,290 as advance proceeds towards the issuance of 442,900 (post forward split) shares of common stock at a price of $0.10 per share.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

McNab Creek Gold Corp. (the “Registrant”) has engaged new auditors as its independent accountants to audit its financial statements. The Registrant’s board of directors dismissed the former auditors and approved the change of auditors to Dale Matheson Carr-Hilton Labonte, Chartered Accountants effective on March 13, 2006.

During the years ended March 31, 2004, March 31, 2005, for the nine month period ended December 31, 2005 and for the period January 1, 2006 to March 13, 2006, there were no disagreements with the Registrant's former accountants, Ernst & Young LLP, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being March 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

	Position Held		Date First Elected or
Name	With the Company	Age	Appointed

Kenneth G. Townsend	President, C.E.O., C.F.O.,	71	August 11, 2003
	Secretary and Director

Christopher R. Verrico	Director	48	February 11, 2005

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

Family Relationships

There are no family relationships among our directors and officers

Board and Committee Meetings

The Board of Directors of the Company held informal meetings during the year ended March 31, 2006. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and the By-laws of the Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended March 31, 2006 our only standing committee of the Board of Directors was our audit committee.

Audit Committee

Currently our audit committee consists of our entire Board of Directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2005/2006, there were informal meetings held by this Committee. The business of the Audit Committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the Audit Committee.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2006, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

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

Item 10. Executive Compensation

No other executive officer of our company received annual salary and bonus in excess of $100,000 for the year ended March 31, 2006.

SUMMARY COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Comp- ensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Option/SARs (#)	LTIP Payouts ($)	All Other Comp- ensation ($)

Kenneth G. Townsend,	2004	$0.00	$0.00	$1,852	$48,960	0	$0.00	$0.00
President, C.E.O.,	2005	$0.00	$0.00	$0.00	$0.00	0	$0.00	$0.00
C.F.O., Secretary and
Director
E.L. Hunsaker III,	2005	$0.00	$0.00	$0.00	$0.00	0	$0.00	$0.00
Director
Christopher R. Verrico,	2005	$0.00	$0.00	$0.00	$0.00	0	$0.00	$0.00
Director

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-

cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Compensation Of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay director's fees or other cash compensation for services rendered as a director in the year ended March 31, 2006.

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

Employment Contracts

During the period ended March 31, 2006, we paid consulting fees of $nil for consulting services to our company. On May 10, 2006 the Company entered into a six- month Consulting Agreement with Wannigan Capital Corp. to provide assistance in its day-to-day operations. Specifically, they assist in interaction with the Company’s auditors, transfer agent and regulatory authorities. Wannigan Capital Corp received $100,000 common shares of the Company as remuneration.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 7, 2006 certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

	Name and Address	Amount and Nature	Percent
Title of Class	of Beneficial Owner	of Beneficial Owner	of Class

Common	Kenneth G. Townsend	20,155,200 shares	56.20%
	Director	Direct Ownership
	2028 West 53rd Avenue
	Vancouver, B.C.
	V6P 1L4

Common	Christopher R. Verrico	No shares held	0%
	Director
	6511 Granville Street
	Vancouver, B.C.
	V6C 1L6

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

The Company has issued two promissory notes payable to Mr. Kenneth Townsend, a director of our company. The first promissory note is unsecured and bears interest at 8% per annum. This note is for $10,000 and is due January 9, 2006. The second promissory note has also been issued to Mr. Kenneth Townsend, is unsecured and bears interest at 8% per annum. This note is for $20,000 and is due March 19, 2006. On December 30, 2005, the Company issued 383,760 common shares to Kenneth G Townsend, a director of the Company and its sole Officer in full satisfaction of all loans made to the Company.

The Company’s acquisition of its SMH Property were negotiated at arm’s length with Mr. E.L. Hunsaker III before he became a director of the Company. However, in view of a potential conflict of interest in Mr. Hunsaker remaining as a director of the Company, he has resigned his position as a director of the Company and has been replaced by Mr. Christopher R. Verrico.

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

The Roxy 1-8 claims were transferred to McNab Creek Gold Corporation by virtue of a Quitclaim Deed executed in July 2004 by Scoonover Exploration LLC of Elko, Nevada. E.L. Hunsaker III, is a managing member of Scoonover Exploration LLC (Scoonover Exploration a Nevada Limited Liability Company). The claims were acquired for the consideration of $3,500; with a 2.5% net smelter return royalty retained by Scoonover (the 2.5% net smelter return royalty was sold to Golden Patriot Corp., of which E.L. Hunsaker III is also a director). The Roxy quitclaim is recorded in Pershing County Nevada Book 384, Page 740-742. Subsequent to year end management decided to discontinue holding an interest in the Roxy Prospect

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

* Filed herewith.

Item 14. Principal Accountant

The Company’s board of directors dismissed the former auditors and approved the change of auditors to Dale Matheson Carr-Hilton Labonte, Chartered Accountants effective on March 13, 2006.

During the years ended March 31, 2004, March 31, 2005, for the nine month period ended December 31, 2005 and for the period January 1, 2006 to March 13, 2006, there were no disagreements with the Registrant's former accountants, Ernst & Young LLP, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

We do not use Dale Matheson Carr-Hilton Labonte for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Dale Matheson Carr-Hilton Labonte to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Dale Matheson Carr-Hilton Labonte is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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

The board of directors pre-approves all services provided by our independent auditors. All of the above services were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Dale Matheson Carr-Hilton Labonte and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Dale Matheson Carr-Hilton Labonte’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCNAB CREEK GOLD CORP.

Dated: June 28, 2006	Per:	/s/ Kenneth G. Townsend
Kenneth G. Townsend,
President, C.E.O., C.F.O., Secretary
and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: June 28, 2006	Per:	/s/ Kenneth G. Townsend
Kenneth G. Townsend,
President, C.E.O., C.F.O., Secretary
and Director (Principal Executive Officer)