Form 10QSB
period 2006-06-30
McNab Creek Gold Corp.
filed 2006-08-14
CIK 1295190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,859,200 common shares as at June 30, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

MCNAB CREEK GOLD CORP.

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.     Financial Statements:

Balance Sheets as of March 31, 2006 and June 30, 2006

Statements of Operations for the three months ended June 30, 2006 and 2005 and the period from February 15, 2001 to June 30, 2006

Statement of Stockholders' Equity (Deficiency) for the period February 15, 2001 to June 30, 2006

Statements of Cash Flows for the three months ended June 30, 2006 and 2005 and for the period from February 15, 2001 to June 30, 2006

Notes to Financial Statements

Item 2

Plan of Operation

Item 3

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3

Defaults Upon Senior Securities

Item 4

Submission of Matters to a Vote of Security Holders

Item 5

Other Information

Item 6

Exhibits and Reports on Form 8K

SIGNATURES

MCNAB CREEK GOLD CORP.
(An exploration stage company)

Interim Financial Statements
(Expressed in U.S. Dollars)

June 30, 2006

(Unaudited)

Index

Balance Sheets

Interim Statements of Operations

Statement of Stockholders’ Equity (Deficiency)

Interim Statements of Cash Flows

Notes to the Interim Financial Statements

MCNAB CREEK GOLD CORP.
(An exploration stage company)
BALANCE SHEETS
(Expressed in U.S. Dollars)

	June 30,	March 31,
	2006	2006
	(Unaudited)	(Audited)

ASSETS

Current Assets

Cash	$13,454	$9,037

Equipment – Note 3	139	199

Total Assets	$13,593	$9,236

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities

Accounts payables and accrued expenses	$3,638	$43,574
Due to a director - Note 4	13,030	13,030
Total current liabilities	16,668	56,604

Stockholders' Deficiency
Common stock : $0.0001 Par Value – Note 5
Authorized : 100,000,000 common shares
Issued and Outstanding : 35,859,200 common shares (2005: 35,759,200)	188	178
Common stock subscribed – Note 5	49,747	-
Additional paid in capital	190,858	180,868
Donated capital - Note 6	7,500	6,000
Deficit accumulated during the exploration stage	(251,368)	(234,414)
Total Stockholders' Deficiency	(3,075)	(47,368)

Total Liabilities and Stockholders' Deficiency	$13,593	$9,236

See Note 1 - Basis of Presentation and Going Concern Matters
See Note 9 – Subsequent Event

(The accompanying notes are an integral part of these interim financial statements)

MCNAB CREEK GOLD CORP.
(An exploration stage company)
INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
(Expressed in U.S. Dollars)

			Accumulated from
			February 15,
	Three months ended		2001 (date of
	ended		inception) to
	June 30,		June 30,
	2006	2005	2006

Expenses
Compensation expenses	$10,000	$-	$58,960
Mineral property interests	-	-	40,078
General and administrative	5,454	20,404	144,830
Rent - Note 6	1,500		7,500
Net loss for the period	$(16,954)	$(20,404)	$(251,368)

Loss per share attributable to common
stockholders:
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding:
Basic and diluted	35,815,244	19,284,000

(The accompanying notes are an integral part of these interim financial statements)

MCNAB CREEK GOLD CORP.
(An exploration stage company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Unaudited)
(Expressed in U.S. Dollars)

						Deficit
						Accumulated
		Stock	Additional Common			During the	Stockholders'
	Common	Amount At	Paid In	Stock	Donated	pre-exploration	Equity
	Shares	Par Value	Capital	Subscribed	Capital	stage	(Deficiency)
Issuance of common stock for services rendered
at $0.0001 per share, February 16, 2001	2,250,000	$225	$2,025	$-	$-	$-	$2,250
Loss for the period	-	-	-	-	-	(2,935)	(2,935)
Cancellation of common stock	(2,250,000)	(225)	225	-	-	-	-
Capital stock issued for cash
- at $0.10	420,200	42	41,978	-	-	-	42,020
- at $0.01	544,000	54	54,346	-	-	-	54,400
Loss for the year	-	-	-	-	-	(78,562)	(78,562)
Balance, March 31, 2004	964,200	96	98,574	-	-	(81,497)	17,174
Loss for the year	-	-	-	-	-	(43,381)	(43,381)
Balance, March 31, 2005	964,200	96	98,574	-	-	(124,878)	(26,207)
Issurance of common stock for debt settlement
- at $0.10 on December 30, 2005	383,760	38	38,338	-	-	-	38,376
Capital stock issued for cash
- at $0.10 from November 5, 2005 to
December 31, 2005	440,000	44	43,956	-	-	-	44,000
Donated services	-	-	-	-	6,000	-	6,000
Loss for the year	-	-	-	-	-	(109,536)	(109,536)
Balance, March 31, 2006 (audited)	1,787,960	178	180,868	-	6,000	(234,414)	(47,368)
Forward split 20:1 - April 30, 2006	33,971,240	-	-	-	-	-	-
Issurance of common stock for consulting services
- at $0.10 on May 10, 2006	100,000	10	9,990	-	-	-	10,000
Common stock subscribed	-	-	-	49,747	-	-	49,747
Donated services	-	-	-	-	1,500	-	1,500
Loss for the period	-	-	-	-	-	(16,954)	(16,954)
Balance, June 30, 2006 (unaudited)	35,859,200	$188	$190,858	$49,747	$7,500	$(251,368)	$(3,075)

(The accompanying notes are an integral part of these interim financial statements)

MCNAB CREEK GOLD CORP.
(An exploration stage company)
INTERIM STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

			Accumulated from
	Three	Three	February 15,
	months	months	2001 (date of
	ended	ended	inception) to
	June 30,	June 30,	June 30,
	2006	2005	2006

Cash flows from operating activities
Net loss for the period	$(16,954)	$(20,404)	$(251,368)
Amounts not involving cash:
- Amortization	60	19	293
- Compensation expense	-	-	48,960
- Donated service	1,500	-	7,500
- Shares issued for services	10,000	-	12,250
Changes in non-cash working capital items:
- Accounts payable and accrued liabilities	(39,936)	15,769	7,470
- Due to a director	-	-	17,574
Net cash flows used in operating activities	(45,330)	(4,616)	(157,321)

Cash flows from investing activities
Additions to equipment	-	-	(432)
Net cash flows used in investing activities	-	-	(432)

Cash flows from financing activities
Proceeds from the issuance of common stock	-	-	91,460
Common stock subscribed	49,747	-	49,747
Proceeds from the issuance of promissory notes	-	-	30,000
Net cash flows provided by financing activities	49,747	-	171,207

Increase (decrease) in cash	4,417	(4,616)	13,454

Cash - beginning of period	9,037	21,403	-

Cash - end of period	$13,454	$16,787	$13,454

Supplementary cash flow information:
The Company issued Wannigan Capital Corp. 100,000 shares at a price of $0.10/share (post forward split) of its $0.0001 par value common shares as compensation for consulting services.

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

(The accompanying notes are an integral part of these interim financial statements)

MCNAB CREEK GOLD CORP.
(An exploration stage company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2006
(Expressed in U.S. Dollars)
(Unaudited)

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

The Company has incurred a loss of $16,954 during the three months ended June 30, 2006 and at June 30, 2006 has an accumulated deficit of $251,368 and has a working capital deficiency of $3,214. The ability of the Company to continue as a going concern is uncertain and dependant upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. The outcome of these matters cannot be predicted at this time.

These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

The Company has not generated any operating revenues to date. Management believes that the Company has adequate funds to carry on operations for the upcoming fiscal year but intends to obtain additional funding by borrowing from directors and officers, who have agreed to contribute up to $50,000 as non-interest bearing loans, and through private placements.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2006 included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

MCNAB CREEK GOLD CORP.
(An exploration stage company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2006
(Expressed in U.S. Dollars)
(Unaudited)

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

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

(d)	Loss per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share is equivalent to basic loss per share because there are no dilutive securities. Loss per share for the period ended June 30, 2005 has been adjusted to reflect the 20:1 forward split of the Company’s common shares effective April 30, 2006 (Note 5).

(e)	Foreign Currency Translations

The Company considers the US dollar as its functional currency.

At the transaction date, each asset, liability, revenue and expense is translated into US dollar equivalents by the use of the exchange rate in effect at that date. At period end, monetary assets and liabilities are re-measured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

(f)	Equipment

Equipment consists of computer equipment, which is recorded at cost and is depreciated using the declining balance method at a rate of 30% per annum.

MCNAB CREEK GOLD CORP.
(An exploration stage company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2006
(Expressed in U.S. Dollars)
(Unaudited)

2.	Significant Accounting Policies (cont’d…)

g)	Fair Value of Financial Instruments

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

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

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

MCNAB CREEK GOLD CORP.
(An exploration stage company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2006
(Expressed in U.S. Dollars)
(Unaudited)

2.	Significant Accounting Policies (cont’d…)

(j)	Asset Retirement Obligations

productive life. The liability accretes until the Company settles the obligation. As of June 30, 2006 and March 31, 2006, the Company had no asset retirement obligation.

(k)	Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition provisions include prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the requirements of SFAS No. 123R which did not have any impact on the financial statements as, to date, the Company has not granted any stock options or any other share based payments.

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

MCNAB CREEK GOLD CORP.
(An exploration stage company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2006
(Expressed in U.S. Dollars)
(Unaudited)

2.	Significant Accounting Policies (cont’d…)

(l)	Risk management:

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

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

MCNAB CREEK GOLD CORP.
(An exploration stage company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2006
(Expressed in U.S. Dollars)
(Unaudited)

3.	Equipment

	June 30, 2006			March 31, 2006
	Accumulated	Net Book		Accumulated	Net Book
Cost	Amortization	Value	Cost	Amortization	Value
$432	$293	$139	$432	$233	$199

4.	Due to Director

The amount due to a director of $13,030 at June 30, 2006 and March 31, 2006 is unsecured, non- interest bearing and has no specific terms for repayment.

5.	Common Stock

During the three months ended June 30, 2006, the Company entered into the following stock related transactions:

(a) The Company completed a forward split of its common shares on a 20:1 basis as of April 30, 2006.

(b)

The Company retained Wannigan Capital Corp. (“Wannigan”) to provide consulting services. The Company issued Wannigan 100,000 at a price of $0.10/share (post forward split) of its $0.0001 par value common shares as compensation.

(c) The Company received $49,747 as common stock subscribed towards the issuance of 500,000 (post forward split) shares of common stock at a price of $0.10 per share.

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

6.	Donated Capital

The Company records transactions of commercial substance with related parties at fair value as determined with management. Effective April 1, 2005, the Company recognizes donated services to officers of the Company for rent, valued at $500 per month, totalling $1,500 ($Nil – June 30, 2005) for the three months ending June 30, 2006.

MCNAB CREEK GOLD CORP.
(An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2006
(Expressed in U.S. Dollars)
(Unaudited)

7.	Segmented Information

The Company's business is operating in one segment, being the locating and exploration of mineral properties, and in one geographical area, the USA.

8.	Income Taxes

At June 30, 2006, the Company has accumulated non-capital loss carry-forwards of approximately $251,000, which are available to reduce taxable income in future taxation years. These losses expire beginning 2026. Due to the uncertainty of realization of these loss carry- forwards, a full valuation allowance had been provided for this deferred tax asset.

9.	Subsequent Event

The Company entered into a consulting agreement, dated July 1, 2006, with Spectre Investments Inc. (“Spectre”), a company related to a family member of the President of the Company. Spectre provides consulting services to public companies and will be paid a fee of US $5,000 per month for a period of 2 years. The consulting agreement can be terminated within 30 days notice.

Item 2. Plan of Operations

We are a junior mineral exploration company. We seek to explore our mineral interests in the SMH Property located in Eureka County, Nevada. Subsequent to the year ended March 31, 2006, management decided to discontinue holding an interest in the Roxy Prospect located in Pershing County, Nevada. We will be exploring the SMH claims in phases. Our proposed work program is set out in detail under the Plan of Operation section.

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

The Roxy 1-8 claims were transferred to McNab Creek Gold Corporation by virtue of a Quitclaim Deed executed in July 2004 by Scoonover Exploration LLC of Elko, Nevada. E.L. Hunsaker III, is a managing member of Scoonover Exploration LLC (Scoonover Exploration a Nevada Limited Liability Company). The claims were acquired for the consideration of $3,500; with a 2.5% net smelter return royalty retained by Scoonover (the 2.5% net smelter return royalty was sold to Golden Patriot Corp., of which E.L. Hunsaker III is also a director). The Roxy quitclaim is recorded in Pershing County Nevada Book 384, Page 740-742. Subsequent to the year ended March 31, 2006, management decided to discontinue holding an interest in the Roxy Prospect.

There is no assurance that a commercially viable mineral deposit exists on any one of our properties. Extensive exploration will be required before we can make a final evaluation as to the economic and legal feasibility of any potential deposit.

Description of Our Exploration Properties

SMH PROSPECT

Location and Access

The SMH Prospect comprises 400 acres in 20 unpatented and contiguous lode claims. An unpatented mining claim is a particular parcel of Federal land, valuable for a specific mineral deposit or deposits. It is a parcel for which an individual has asserted a right of possession. The right is restricted to the extraction and development of a mineral deposit. The rights granted by a mining claim are valid against a challenge by the United States and other claimants only after the discovery of a valuable mineral deposit. The claims are located south of the Carlin Trend, Figure 1, more specifically in Section 23, 26 and 35 of Township 26 North and Range 52 East in Eureka County Nevada. Subject to a 2.5% production royalty, the claims were transferred to McNab Creek Gold Corporation by virtue of a Quitclaim Deed executed in January, 2004 by Scoonover Exploration LLC of Elko, Nevada. The name of the claims and their BLM Serial Numbers are given in Table 1. All claims have anniversary dates on September 1 and are in good standing until 2006.

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

Access is via I-80 to Winnemucca, Nevada, thence south along Grass Valley road, approximately 55 miles through Grass Valley, past the Gold Bank Hills, through Pleasant Valley, almost to McKinney Pass. The Property lies approximately three miles west of the main dirt road and two miles north of McKinney pass. Access may also be gained via I-80 to Battle Mountain. Follow

State Road 305 southwest, turning west onto Lander County Road that goes past Battle Mountain Gold's Copper Canyon operations. This road turns to gravel past the mine entrance and heads thorough Buffalo and Dixie valleys, around the south end of the Tobin Range, thence north along Spring Creek through the Sou Hills, to the south end of Pleasant Valley, again almost to McKinney Pass. Subsequent to the year ended March 31, 2006, management decided to discontinue holding an interest in the Roxy Prospect

History

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

3. Related Party Transactions

The amount due to a director of $13,030 at June 30, 2006 and March 31, 2006 is unsecured, non-interest bearing and has no specific terms for repayment.

The Company records transactions of commercial substance with related parties at fair value as determined with management. Effective April 1, 2005, the Company recognizes donated services to officers of the Company for rent, valued at $500 per month, totalling $1,500 ($Nil – June 30, 2005) for the three months ending June 30, 2006.

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being June 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer Mr. Kenneth G. Townsend. Mr. Townsend is also the chief financial officer of our company. Based upon that evaluation, Mr. Townsend concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

In April 2006 the Company sold 442,900 (post forward split) shares of common stock at a price of $0.10 per share. The subscriber was a friend, relative or business associates of management and accordingly not a member of the public. The offeree or purchaser is not a U.S. person as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c). Subscribers to the offering acknowledge that the securities purchased must come to rest outside the U.S., and the certificates contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied in accordance with Rule 903(b)(3)(iii)(A).

Item 3

DEFAULTS UPON SENIOR SECURITIES

None

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 21, 2006 the Company and a majority of Shareholders approved a 20:1 forward split of its common stock.

Item 5

OTHER INFORMATION

None

Item 6

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits 31.1 - Section 302 Certification of CEO and CFO 32.1 - Section 906 Certification of CEO and CFO (b) Reports on Form 8-K March 16, 2006 May 24, 2006

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCNAB CREEK GOLD CORP.

Dated: August 14, 2006
Per:
/s/ Kenneth G. Townsend
Kenneth G. Townsend,
President, C.E.O., C.F.O., Secretary and
Director