Form 10KSB/A
period 2006-03-31
McNab Creek Gold Corp.
filed 2006-08-21
CIK 1295190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB /A

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

Christopher R. Verrico – Director

Mr. Verrico was appointed a director of our company on February 11, 2005. During the period 2003 to 2004, Mr. Verrico was employed as project manager and superintendent with JJM Construction Ltd. of Delta, British Columbia. Mr. Verrico was principally responsible for managing utility and road improvement projects operated by JJM Construction Ltd. for the Municipalities of Richmond, Surrey and North Vancouver. During the period 1995 to 2003, Mr. Verrico was President of Mopass Ventures Ltd. Mopass Ventures Ltd. was Mr. Verrico’s private operating company and through this company, Mr. Verrico participated as a contract consultant to Cumberland Resources and Candente Resource Corp. in the development and construction of a new exploration base camp in the Canadian Arctic for a gold mining operation. Mr. Verrico has extensive experience in the civil/heavy-industrial construction and mining industry. Mr. Verrico is Director and CEO of West Hawk Development Corp. (WHD) on the TSX Venture Exchange and is a Director but not an Officer of Lateegra Gold Corp. (LRG) on the TSX Venture Exchange.

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

MCNAB CREEK GOLD CORP.

Dated: August 21, 2006	Per:	/s/ Kenneth G. Townsend
Kenneth G. Townsend,
President, C.E.O., C.F.O., Secretary
and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: August 21, 2006	Per:	/s/ Kenneth G. Townsend
Kenneth G. Townsend,
President, C.E.O., C.F.O., Secretary
and Director (Principal Executive Officer)