Form 10QSB
period 2006-09-30
McNab Creek Gold Corp.
filed 2006-11-20
CIK 1295190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

(check one):  Yes [X  ]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  35,859,200 common shares as at September 30, 2006

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

MCNAB CREEK GOLD CORP.

INDEX

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements:

Balance Sheets as of March 31, 2006 and September 30, 2006

Statements of Operations for the six months ended September 30, 2006 and 2005 and the period from February 15, 2001 (Inception) to September 30, 2006

Statement of Stockholders' Equity (Deficiency) for the period February 15, 2001 (Inception) to September 30, 2006

Statements of Cash Flows for the six months ended September 30, 2006 and 2005 and for the period from February 15, 2001 (Inception) to September 30, 2006

Notes to Financial Statements

Item 2

Plan of Operation

Item 3

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1

Legal Proceedings

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3

Defaults Upon Senior Securities

Item 4

Submission of Matters to a Vote of Security Holders

Item 5

Other Information

Item 6

Exhibits and Reports on Form 8K

SIGNATURES

MCNAB CREEK GOLD CORP.

(An exploration stage company)

Interim Financial Statements

(Expressed in U.S. Dollars)

September 30, 2006

(Unaudited)

Index

Balance Sheets

Interim Statements of Operations

Statement of Stockholders' Equity (Deficiency)

Interim Statements of Cash Flows

Notes to the Interim Financial Statements

MCNAB CREEK GOLD CORP.

(An exploration stage company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

(Expressed in U.S. Dollars)

	Three months ended September 30 2006	Three months ended September 30 2005	Six Months ended September 30 2006	Six Months ended September 30 2005	Accumulated from February 15, 2001 (date of inception) to September 30, 2006
Expenses					
Amortization	$ 19	$ -	$ 79	$ -	$ 79
Compensation expense	-	-	10,000	-	58,960
Consulting fees (Note 7)	15,000	-	15,000	-	15,000
Mineral property interests	-	14,157	-	14,157	40,078
General and administrative	10,134	8,622	15,528	29,026	154,904
Rent - Note 6	1,500	-	3,000	-	9,000
Net loss for the period	$ (26,653)	$ (22,779)	$ (43,607)	$ (43,183)	$ (278,021)
Loss per share attributable to common stockholders:					
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	
Weighted average number of common shares outstanding:					
Basic and diluted	36,079,852	19,284,000	35,920,402	19,284,000	

(The accompanying notes are an integral part of these interim financial statements)

MCNAB CREEK GOLD CORP.

(An exploration stage company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2006

(Expressed in U.S. Dollars)

(Unaudited)

1. Nature and Continuance of Operations

The Company was formed on February 15, 2001 under the laws of the State of Nevada, USA and commenced operations at that time. The Company's mineral interests are in the exploration stage. The financial statements are presented in US dollars and have been prepared by management in accordance with generally accepted accounting principles in the United States ("US GAAP") on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company has incurred a loss of $43,607 during the six months ended September 30, 2006 and at September 30, 2006 has an accumulated deficit of $278,021 and has a working capital deficiency of $28,348.  The ability of the Company to continue as a going concern is uncertain and dependant upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.  The outcome of these matters cannot be predicted at this time.

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

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2006 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

MCNAB CREEK GOLD CORP.

(An exploration stage company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2006

(Expressed in U.S. Dollars)

(Unaudited)

2. Significant Accounting Policies

Principles of Accounting

These financials statements are stated in US dollars and have been prepared in accordance with US GAAP.

Mineral Property Interests

Under US GAAP mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are accounted for as tangible assets using the guidance in EITF 04-02 "Whether Mineral Rights are Tangible or Intangible Assets". Management reviews the carrying value of mineral property costs for impairment whenever circumstances could indicate that the carrying amount may not be recoverable. To date, the Company has impaired all acquisition costs of exploration properties pending results of its exploration work indicating the existence and recoverability of mineral resources.

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

(d) Loss per Share

Loss per share is computed using the weighted average number of shares outstanding during the period.  Diluted loss per share is equivalent to basic loss per share because there are no dilutive securities. Loss per share for the period ended September 30, 2005 has been adjusted to reflect the 20:1 forward split of the Company's common shares effective April 30, 2006 (Note 5).

(e) Foreign Currency Translation

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

MCNAB CREEK GOLD CORP.

(An exploration stage company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2006

(Expressed in U.S. Dollars)

(Unaudited)

2. Significant Accounting Policies (cont'd...)

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

(i) Long-Lived Assets Impairment

The carrying value of long-lived assets with fixed or determinable lives are reviewed for impairment whenever events or changes in circumstances indicate the recoverable value may be less than the carrying amount. Recoverable value determinations are based on management's estimates of undiscounted future net cash flows expected to be recovered from specific assets or groups of assets through use or future disposition. Impairment charges are recorded in the period in which determination of impairment is made by management.

Assets with indefinite or indeterminable lives are not amortized and are reviewed for impairment on a reporting basis using fair value determinations through management's estimate of recoverable value.

(j) Asset Retirement Obligations

The Company recognizes a liability for future retirement obligations associated with the Company's mineral properties.  The estimated fair value of the assets retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted rate.  This liability is capitalized as part of the cost of the related asset and amortized over its

MCNAB CREEK GOLD CORP.

(An exploration stage company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2006

(Expressed in U.S. Dollars)

(Unaudited)

2. Significant Accounting Policies (cont'd...)

(j) Asset Retirement Obligations (cont'd...)

productive life.  The liability accretes until the Company settles the obligation.  As of September 30, 2006 and March 31, 2006, the Company had no asset retirement obligation.

(k) Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees". In January 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment",

which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition provisions include prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the requirements of SFAS No. 123R which did not have any impact on the financial statements as, to date, the Company has not granted any stock options or any other share based payments.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services" ("EITF 96-18").  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

MCNAB CREEK GOLD CORP.

(An exploration stage company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2006

(Expressed in U.S. Dollars)

(Unaudited)

2. Significant Accounting Policies (cont'd...)

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

(m) Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

MCNAB CREEK GOLD CORP.

(An exploration stage company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2006

(Expressed in U.S. Dollars)

(Unaudited)

2. Significant Accounting Policies (cont'd...)

(m) Recent Accounting Pronouncements (cont'd...)

In September 2006, FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning April 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

Equipment
June 30, 2006			March 31, 2006

Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value

$ 432	$ 312	$ 120	$ 432	$ 233	$ 199

MCNAB CREEK GOLD CORP.

(An exploration stage company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2006

(Expressed in U.S. Dollars)

(Unaudited)

4. Due to Director

The amount due to a director of $13,030 at September 30, 2006 and March 31, 2006 is unsecured, non-interest bearing and has no specific terms for repayment.

5. Common Stock

During the six months ended September 30, 2006, the Company entered into the following stock related transactions:

(a) The Company completed a forward split of its common shares on a 20:1 basis as of April 30, 2006.

(b) The Company retained Wannigan Capital Corp. ("Wannigan") to provide consulting services. The Company issued to Wannigan 100,000 at a price of $0.10/share (post forward split) of its $0.0001 par value common shares as compensation.

The Company received $49,747 as common stock subscribed towards the issuance of 500,000 (post forward split) shares of common stock at a price of $0.10 per share.

The Company issued 500,000 (post forward split) shares of common stock at a price of $0.10 per share. Proceeds of $253 are receivable at September 30, 2006.

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

6. Donated Capital

The Company records transactions of commercial substance with related parties at fair value as determined with management. Effective April 1, 2006, the Company recognizes donated services to officers of the Company for rent, valued at $500 per month, totalling $1,500 ($Nil - September 30, 2005) for the three months ending September 30, 2006 and $3,000 ($Nil - September 30, 2005) for the six months ending September 30, 2006.

Related Party Transactions

The Company entered into a consulting agreement, dated July 1, 2006, with Spectre Investments Inc. ("Spectre"), a company related to a family member of the President of the Company. Spectre provides consulting services to public companies and will be paid a fee of US $5,000 per month for a period of 2 years. The consulting agreement can be terminated within 30 days notice.

MCNAB CREEK GOLD CORP.

(An exploration stage company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2006

(Expressed in U.S. Dollars)

(Unaudited)

8. Segmented Information

The Company's business is operating in one segment, being the locating and exploration of mineral properties, and in one geographical area, the USA.

9. Income Taxes

At September 30, 2006, the Company has accumulated non-capital loss carry-forwards of approximately $278,000, which are available to reduce taxable income in future taxation years. These losses expire beginning 2026. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance had been provided for this deferred tax asset.

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

The Company's acquisition of its SMH Property and Roxy Property were negotiated at arm's length with Mr. E.L. Hunsaker III before he became a director of the Company. However, in view of a potential conflict of interest in Mr. Hunsaker remaining as a director of the Company, he has resigned his position as a director of the Company and has been replaced by Mr. Christopher R. Verrico.

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

Description of Our Exploration Properties

SMH PROSPECT

Location and Access

The SMH Prospect comprises 400 acres in 20 unpatented and contiguous lode claims. An unpatented mining claim is a particular parcel of Federal land, valuable for a specific mineral deposit or deposits. It is a parcel for which an individual has asserted a right of possession. The right is restricted to the extraction and development of a mineral deposit. The rights granted by a mining claim are valid against a challenge by the United States and other claimants only after the discovery of a valuable mineral deposit. The claims are located south of the Carlin Trend, Figure 1, more specifically in Section 23, 26 and 35 of Township 26 North and Range 52 East in Eureka County Nevada. Subject to a 2.5% production royalty, the claims were transferred to McNab Creek Gold Corporation by virtue of a Quitclaim Deed executed in January, 2004 by Scoonover Exploration LLC of Elko, Nevada. The name of the claims and their BLM Serial Numbers are given in Table 1. Company is currently in the process of re-staking these claims.

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

  Unless we conclude an aggressive property acquisition program which carries work commitments, we will be able to continue operating on modest cash reserves for the next 18 months. We currently have cash on hand of $7,668. Management of the Company has committed up to $50,000 in loan proceeds to ensure that the Company is able to continue its operations for at least the next 12 months.

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

  On May 10, 2006 the Company entered into a six- month Consulting Agreement with Wannigan Capital Corp. to provide assistance in its day-to-day operations. Specifically, they assist in interaction with the Company's auditors, transfer agent and regulatory authorities. Wannigan Capital Corp received 100,000 common shares of the Company as remuneration.

  3. Related Party Transactions

  The amount due to a director of $13,030 at September 30, 2006 and March 31, 2006 is unsecured, non-interest bearing and has no specific terms for repayment.

  The Company records transactions of commercial substance with related parties at fair value as determined with management. Effective April 1, 2006, the Company recognizes donated services to officers of the Company for rent, valued at $500 per month, totalling $1,500 ($Nil - September 30, 2005) for the three months ending September 30, 2006 and $3,000 ($Nil - September 30, 2005) for the six months ending September 30, 2006.

  Item 3 - Controls and Procedures

  As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being September 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer Mr. Kenneth G. Townsend.  Mr. Townsend is also the chief financial officer of our company.  Based upon that evaluation, Mr. Townsend concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.  There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

  Item 2

  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  In December, 2005, we sold 383,760 shares at $0.10 per share to one subscriber.  This issuance of shares is a conversion of the Issuer's indebtedness owed to Kenneth Townsend, our C.E.O. and President, in the amount of US$38,376.00 as of September 30, 2005.  This purchaser is not a U.S. person as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c).  This subscriber acknowledged that the securities purchased must come to rest outside the U.S., and the certificates contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied in accordance with Rule 903(b)(3)(iii)(A).

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

  On November 13, 2006 the Company sold 400,000 (post forward split) shares of common stock at a price of $0.25 per share carrying a warrant that allows the subscriber to purchase 400,000 additional shares of the Company's common shares at a price of $0.50 for a period of two years. The offeree or purchaser is not a U.S. person as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c).  Subscribers to the offering acknowledge that the securities purchased must come to rest outside the U.S., and the certificates contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied in accordance with Rule 903(b)(3)(iii)(A).

  Item 3

  DEFAULTS UPON SENIOR SECURITIES

  None

  Item 4

  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On April 21, 2006 the Company and a majority of Shareholders approved a 20:1 forward split of its common stock.

  Item 5

  OTHER INFORMATION

  None

  Item 6

  EXHIBITS AND REPORTS ON FORM 8-K

  (a)

  Exhibits

  None

  (b)

  Reports on Form 8-K

  March 16, 2006

  May 24, 2006

  SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  MCNAB CREEK GOLD CORP.

  Dated:  November 15, 2006

  Per:

  /s/Kenneth G. Townsend

  Kenneth G. Townsend,

  President, C.E.O., C.F.O., Secretary and Director