Form 10KSB/A
period 2006-03-31
McNab Creek Gold Corp.
filed 2006-11-27
CIK 1295190

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [           ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [x] Yes [ ] No

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

No.

Transitional Small Business Disclosure Format (Check one): Yes [           ]; No [ x ]

3 -

Registrant hereby amends its annual report on Form 10KSB for the year ended March 31, 2006 solely for the purpose of identifying the registrant as a shell company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCNAB CREEK GOLD CORP.

Dated: November 27, 2006	Per:	/s/ Kenneth G. Townsend
Kenneth G. Townsend,
President, C.E.O., C.F.O., Secretary
and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: November 27, 2006	Per:	/s/ Kenneth G. Townsend
Kenneth G. Townsend,
President, C.E.O., C.F.O., Secretary
and Director (Principal Executive Officer)