Form 10QSB/A
period 2006-06-30
McNab Creek Gold Corp.
filed 2006-11-27
CIK 1295190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

(604) 669-9330
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (check one): Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,859,200 common shares as at June 30, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

Registrant hereby amends its quarterly report on Form 10QSB for the period ended June 30, 2006 solely for the purpose of identifying the registrant as a shell company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MCNAB CREEK GOLD CORP.

Dated: November 27, 2006
Per:
/s/ Kenneth G. Townsend
Kenneth G. Townsend,
President, C.E.O., C.F.O., Secretary and
Director