Form 10QSB
period 2006-12-31
McNab Creek Gold Corp.
filed 2007-02-20
CIK 1295190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

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

36,259,200 common shares as at February 1, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

MCNAB CREEK GOLD CORP.

INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of March 31, 2006 and December 31, 2006

Statements of Operations for the nine months ended December 31, 2006 and 2005, the three months ended December 31, 2006 and 2005 and the period from February 15, 2001 to December 31, 2006Statements of Cash Flows for the nine months ended December 31, 2006 and 2005 and for the period February 15, 2001 to December 31, 2006

Notes to the Financial Statements

Item 2 Plan of Operation

Item 3 Controls and Procedures

PART II. OTHER INFORMATION

Item 1 Legal Proceedings

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 Defaults Upon Senior Securities

Item 4 Submission of Matters to a Vote of Security Holders

Item 5 Other Information

Item 6 Exhibits and Reports on Form 8K

SIGNATURES

MCNAB CREEK GOLD CORP.

(An exploration stage company)

Interim Financial Statements

(Expressed in U.S. Dollars)

December 31, 2006

(Unaudited)

Index

Balance Sheets

Statements of Operations

Statements of Cash Flows

Notes to the Financial Statements

MCNAB CREEK GOLD CORP.

(An exploration stage company)

STATEMENT OF CASH FLOWS

(Unaudited)

(Expressed in U.S. Dollars)

	Nine months ended Dec. 31 2006	Nine months ended Dec 31 2005	February 15, 2001 (date of incorporation) to Dec 31 2006
Cash flows from operating activities			
Net loss for the period	$ (77,326)	$ (54,808)	$ (311,740)
Amount not involving cash:			
- Amortization	115	58	348
-Compensation expense	-	-	48,960
- Donated service	4,500	-	10,500
- Shares issued for services	10,000	-	12,250
Changes in non-cash working capital items:			
- Prepaids	(4,299)	-	(4,299)
- Accounts payable and accrued liabilities	(3,138)	(6,504)	44,268
- Due to director	-	13,030	17,574
Net cash used in operating activities	(70,148)	(48,224)	(182,139)
Cash flows from investing activities			
Additions to equipment	-	-	(432)
Net cash flows used in investing activities	-	-	(432)
Cash flows from financing activities			
Stock Subscribed	49,747	-	49,747
Proceeds from the issuance of common stock	100,000	42,518	191,460
Proceeds from the issuance of promissory notes	-	30,000	30,000
Net cash flows provided by financing activities	149,747	72,518	271,207
Increase in cash	79,599	24,294	88,636
Cash - Beginning	9,037	-	-
Cash - Ending	$ 88,636	$ 24,294	$ 88,636

Supplementary cash flow information:

On May 10, 2006, the Company issued Wannigan Capital Corp. 100,000 shares at a price of $0.10/share (post forward split) of its $0.0001 par value common shares as compensation for consulting services

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

(The accompanying notes are an integral part of these financial statements)

MCNAB CREEK GOLD CORP.

(An exploration stage company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

December 31, 2006

(Expressed in U.S. Dollar)

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

During the nine months ended December 31, 2006, the Company incurred a loss of $77,326 and at December 31, 2006 had an accumulated deficit of $311,740 and a working capital surplus of $39,470.  The ability of the Company to continue as a going concern is uncertain and dependant upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.  The outcome of these matters cannot be predicted at this time.

These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

The Company has not generated any operating revenues to date. Management believes that the Company has adequate funds to carry on operations for the upcoming fiscal year but intends to obtain additional funding from private placements and by borrowing from directors and officers, who have agreed to contribute up to $50,000 as non-interest bearing loans.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2006 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

MCNAB CREEK GOLD CORP.

(An exploration stage company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

December 31, 2006

(Expressed in U.S. Dollar)

(Unaudited)

2.  Equipment
December 31, 2006			March 31, 2006

Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value

$ 432	$ 348	$ 84	$ 432	$ 233	$ 199

3.  Due to Director

The amount due to a director of $13,030 at December 31, 2006 and March 31, 2006 is unsecured, non-interest bearing and has no specific terms for repayment.

4.  Common Stock

During the nine months ended December 31, 2006, the Company entered into the following stock related transactions:

a) The Company completed a forward split of its common shares on a 20:1 basis as of April 30, 2006.

b) The Company retained Wannigan Capital Corp. ("Wannigan") to provide consulting services. The Company issued to Wannigan 100,000 at a price of $0.10/share (post forward split) of its $0.0001 par value common shares as compensation.

c) The Company received $49,747 as common stock subscribed towards the issuance of 500,000 (post forward split) shares of common stock at a price of $0.10 per share. As of December 31, 2006 these shares had not been issued. The shares were issued subsequent to December 31, 2006.

d) During the nine months ended December 31, 2006, the Company issued 400,000 of its $0.0001 par value common shares for a price of $0.25 per share for total proceeds of $100,000. The shares were issued by way of a private placement during the month of December 2006. The Company also issued 1 share purchase warrant for each of the 400,000 common shares issued. The warrants provide an option to purchase an additional 400,000 shares at a price of $0.50 per share until December 15, 2008.

The common shares of the Company are all of the same class, are voting and entitle stockholders to receive dividends. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends which may be declared.

MCNAB CREEK GOLD CORP.

(An exploration stage company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

December 31, 2006

(Expressed in U.S. Dollar)

(Unaudited)

4. Common Stock (continued)

Additional Paid-In Capital

The excess of proceeds received for shares of common stock over their par value of $0.0001, less share issue costs, is credited to additional paid-in capital.

5.  Donated Capital

The Company records transactions of commercial substance with related parties at fair value as determined with management. Effective April 1, 2006, the Company recognizes donated services to officers of the Company for rent, valued at $500 per month, totalling $1,500 ($Nil - December 31, 2005) for the three months ending December 31, 2006 and $4,500 ($Nil - December 31, 2005) for the nine months ending December 31, 2006.

6.  Related Party Transactions

The Company entered into a consulting agreement, dated July 1, 2006, with Spectre Investments Inc. ("Spectre"), a company related to a family member of the President of the Company. Spectre provides consulting services to public companies and will be paid a fee of US $5,000 per month over a period of 2 years. The consulting agreement can be terminated within 30 days notice.

7.  Segmented Information

The Company's business is operating in one segment, being the locating and exploration of mineral properties, and in one geographical area, the USA.

8.  Income Taxes

At December 31, 2006, the Company has accumulated non-capital loss carry-forwards of approximately $278,000, which are available to reduce taxable income in future taxation years. These losses expire beginning 2026. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance had been provided for this deferred tax asset.

9.  Subsequent Events

Subsequent to December 31, 2006, the Company issued 500,000 shares at a price of $0.10 per share (Note 4(c)).

PLAN OF OPERATIONS

During the period September, 2003 to March, 2004, we sold 964,200 shares in a private placement raising proceeds of approximately $47,460. We have received loan proceeds from our management of approximately $30,000. These loans were converted to shares at $0.10 per share in December, 2005. Additionally, in November and December, 2005, management subscribed for an additional private placement of $44,000 at $0.10 per share. The proceeds obtained from these financings are allowing us to complete our stage one exploration programs on the SMH Property and the Roxy Prospect. It is unlikely that we will need to raise additional funds in the next 12 months. Our existing funds will also cover our general and administrative expenses for at least the next 12 months. In the event additional funds are required, management will seek private placement subscriptions or will loan additional proceeds to the Company. We currently have no written or oral agreements to loan funds to the Company.

Subsequent to the year ended March 31, 2006 management decided to discontinue holding an interest in the Roxy Property. In addition, the Company was unable to re-stake the SMH claims since these had expired and staked by another party. Currently, the Company is actively engaged in identifying and evaluating an acquistion.

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

a)    Exhibits

31 Section 302 Certification of C.E.O. and C.F.O.

32 Section 906 Certification

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                        MCNAB CREEK GOLD CORP.

Dated: February 14, 2006                                 Per:   /s/ Kenneth G. Townsend

                                                                                Kenneth G. Townsend,

                                                                                President, C.E.O., Secretary and Director