Form 10KSB/A
period 2006-03-31
McNab Creek Gold Corp.
filed 2007-04-20
CIK 1295190

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
(Expressed in US Dollars)

March 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of McNab Creek Gold Corp.

(an exploration stage company)

We have audited the accompanying balance sheet of McNab Creek Gold Corp. (an exploration stage company) as of March 31, 2006 and the statements of operations, changes in stockholders' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.

Our responsibility is to express an opinion on these financial statements based on our audit. The Company's balance sheets at March 31, 2005 and 2004 and for the years then ended and for the period from inception on February 15, 2001 to March 31, 2005 were audited by other auditors whose report dated June 26, 2005 included an explanatory paragraph regarding the Company's ability to continue as a going concern. The financial statements for the period from February 15, 2001 (date of inception) to March 31, 2005 reflect a net loss of $124,878 of the reflected cumulative totals.  The other auditors' reports have been furnished to us, and our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the reports of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of McNab Creek Gold Corp. as of March 31, 2006 and the results of its operations and its cash flows and the changes in stockholders' equity (deficiency) for the year then ended in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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