Form 10KSB/A
period 2006-03-31
Utah Uranium Corp.
filed 2007-05-25
CIK 1295190

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

As used in this annual report, the terms "we", "us", "our", the "Company" and "McNab" mean McNab Creek Gold Corp. and our subsidiaries, unless otherwise indicated.

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

We have not been involved in any bankruptcy, receivership or similar proceedings. We have not undergone any material reclassification, merger, consolidation or sale of significant assets not in the ordinary course of business. Our purchase of the SMH and Roxy mineral exploration properties described under "Plan of Operation" was, for our company, a purchase of significant assets not in the ordinary course of business.

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

Unpatented mining claims consist of U.S. Federal controlled ground for which the proprietary mineral rights have been claimed; one claim covers approximately 20.7 acres and is obtained by completing a proscribed set of monumentation, postings and filings (described by Nevada law) generally described as:

*    Erect four corner locations monuments and one location monument

*    File appropriate documentation and pay appropriate fees with U.S. Department of the Interior-Bureau of Land Management

*    File appropriate documentation and pay appropriate fees with County Recorder in county where claims are located.

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

Item 2. Description of Property

Office Premises

We operate from our offices at Suite 1128, 789 West Pender Street, Vancouver, British Columbia, Canada. We do not own any real property or significant assets. Office space is provided to us on a nominal rent basis by Mr. Kenneth Townsend, our President and Director, which is recorded as "donated capital" in the amount of $500 per month totalling $6,000 for the year. We are not a party to any lease. It is anticipated that this arrangement will remain until we are able to generate revenue from operations and require additional office space for new employees. Management believes that this space will meet our needs for the foreseeable future.

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

On April 21, 2006 the Board of Directors, by unanimous consent, approved the forward split of its common stock on a basis of 20:1 to shareholders of record at April 30, 2006 bringing the issued and outstanding from 1,787,960 to 35,759,200.

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

Exploration on the SMH Properties will be conducted in phases. We have not yet started Phase One of our exploration program. If Stage1 results are sufficiently encouraging, we will proceed with continued exploration in a Phase Two program. Typically, exploration results which warrant Phase 2 work include:

* Surface geochemical sample results with values that are suggestive of a mineral deposit, when considered in the context of the geologic setting of the property.

* Geophysical anomalies that are suggestive of a mineral deposit, when considered in the context of the geologic setting of the property.

* Interpretation of geological results that is indicative of a favorable setting for a mineral deposit.

These results are usually interpreted in conjunction with current metal-market conditions, management's corporate goals, and the potential for Stage 2 plans to facilitate the discovery process.

Our company has incurred operating losses and will not be able to exist indefinitely without the receipt of additional operating funds. In the view of our company's auditors, our company requires additional funds to maintain our operations and these conditions raise substantial doubt about our ability to continue as a going concern.

The SMH 31-50 claims were transferred to McNab Creek Gold Corporation by virtue of a Quitclaim Deed executed in January 2004 by Scoonover Exploration LLC of Elko, Nevada. The claims were acquired at arm's length for consideration of $3,500, with a 2.5% net smelter return royalty retained by Scoonover.

The SMH quitclaim (recorded in Eureka County Nevada Book 374, Page 001-003) is included as Exhibit 10.1 to our Form 10 SB.

The Roxy 1-8 claims were transferred to McNab Creek Gold Corporation by virtue of a Quitclaim Deed executed in July 2004 by Scoonover Exploration LLC of Elko, Nevada. The claims were acquired at arm's length for consideration of $3,500, with a 2.5% net smelter return royalty retained by Scoonover. Subsequent to year end management decided to discontinue holding an interest in the Roxy Prospect

The Roxy quitclaim (recorded in Pershing County Nevada Book 384, Page 740-742) is included as Exhibit 10.2 to our Form 10 SB.

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

Stage 1

(a) Soil and rock chip sampling to be concentrated in the vicinity of drill hole 93TELE 9 and on the southeast corner of the property.

(b) VLF-EM survey to locate and define faults.

Proposed Budget
Soil and rock chip sampling including analyses, 200 samples at $20/sample	$4,000
VLF-EM survey, 20 line kilometers at 150/km	3,000
Sub-total	7,000
All 10% contingencies	700
Total	7,700

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

We have engaged Michael Sandidge P.Geo. to assess each phase of our proposed exploration and determine whether the results warrant further work. Our company may pay finder's fees to individuals who locate exploration properties on our behalf. No finder's fees will be paid to any affiliated parties who may locate exploration properties on our behalf.

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

(Expressed in US Dollars)

March 31, 2006

Index

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statement of Changes in Stockholders' Equity (Deficiency)

Statements of Cash Flows

Notes to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of McNab Creek Gold Corp.

(an exploration stage company)

We have audited the accompanying balance sheet of McNab Creek Gold Corp. (an exploration stage company) as of March 31, 2006 and the statements of operations, changes in stockholders' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as at March 31, 2005 were audited by other auditors whose report dated June 26, 2005, included an explanatory paragraph regarding the Company's ability to continue as a going concern.   The financial statements for the period from February 15, 2001 (date of inception) to March 31, 2005 reflect a total net loss of $124,878 of the related cumulative totals.  The other auditors' reports have been furnished to us, and our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the reports of such other auditors.

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

CHARTERED ACCOUNTANTS

Vancouver, Canada

June 16, 2006

Filed by Filing Services Canada Inc. 403-717-3898 Page 2 of 2

ERNST & YOUNG

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

MCNAB CREEK GOLD CORP.

(An exploration stage company)

We have audited the accompanying balance sheet of **McNab Creek Gold Corp.** (an exploration stage company) as of March 31, 2005, the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the year ended March 31, 2005 and for the period from February 15, 2001 (date of incorporation) to March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of March 31, 2004, for the year ended March 31, 2004 and for the cumulative period from February 15, 2001 (date of incorporation) to March 31, 2004 were audited by other auditors whose report dated June 27, 2004, except as to Note 2 which was as of June 15, 2005, expressed an unqualified opinion on those statements. The financial statements for the period from February 15, 2001 (date of incorporation) to March 31, 2004 include total revenue and net loss of $nil and $81,497, respectively. Our opinion on the statements of operations, changes in stockholders' equity (deficiency) and cash flows for the period from February 15, 2001 (date of incorporation) to March 31, 2005, insofar as it relates to amounts for prior periods through March 31, 2004, is based solely on the report of other auditors.

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

Vancouver, Canada
June 26, 2005

/s/ Ernst & Young LLP
Chartered Accountants

http://www.sec.gov/Archives/edgar/data/1295190/000113717105001069/coverandbody.h... 15/02/2007

MCNAB CREEK GOLD CORP.
(An exploration stage company)

BALANCE SHEETS
(Expressed in US Dollars)

	March 31,	March 31,
	2006	2005
	Audited	Audited

ASSETS

Current Assets
Cash	$9,037	$21,403

Equipment - Note 3	199	257

Total Assets	$9,236	$21,660

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payables and accrued liabilities	$43,574	$13,324
Due to a director - Note 5	13,030	4,544
Promissory notes payable to related parties - Note 5	-	30,000
Total current liabilities	56,604	47,868
Stockholders' Deficiency
Common Stock : $0.0001 Par Value - Note 6
Authorized : 100,000,000
Issued and Outstanding : 1,787,960 (2005: 964,200)	178	96
Additional Paid In Capital	180,868	98,574
Donated Capital - Note 7	6,000	-
Deficit accumulated during the exploration stage	(234,414)	(124,878)
Total Stockholders' Deficiency	(47,368)	(26,208)

Total Liabilities and Stockholders' Deficiency	$9,236	$21,660

Note 1 - Basis of Presentation and Going Concern Matters Note 10 - Subsequent Events

(The accompanying notes are an integral part of these financial statements)

MCNAB CREEK GOLD CORP.
(An exploration stage company)

STATEMENTS OF OPERATIONS
(Expressed in US Dollars)

			February 15,
	Years		2001 (date of
	ended		inception) to
	March 31,		March 31,
	2006	2005	2006
	Audited	Audited	Unaudited

Expenses
Compensation expenses	$ -	$ -	$ 48,960
Mineral property interests - Note 4	17,060	3,750	40,078
General and administrative	86,476	39,631	139,376
Rent - Note 7	6,000	-	6,000
Net loss	$ (109,536)	$ (43,381)	$ (234,414)

Loss per share attributable to common
stockholders:
Basic and diluted	$ (0.09)	$ (0.04)

Weighted average number of
common shares outstanding:
Basic and diluted	1,220,206	964,200

(The accompanying notes are an integral part of these financial statements)

MCNAB CREEK GOLD CORP.
(An exploration stage company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in US Dollars)
					Deficit
					Accumulated
		Stock	Additional	During the		Stockholders'
	Common	Amount At	Paid In	Donated	exploration	Equity
	Shares	Par Value	Capital	Capital	stage	(Deficiency)

Issuance of common stock for services rendered
at $0.0001 per share, February 16, 2001	2,250,000	$ 225	$ 2,025	$ -	$ -	$ 2,250

Loss for the period	-	-	-	-	(2,935)	(2,935)
Cancellation of common stock	(2,250,000)	(225)	225	-	-	-

Capital stock issued for cash
- at $0.10	420,200	42	41,978	-	-	42,020
- at $0.10	544,000	54	54,346	-	-	54,400

Loss for the year	-	-	-	-	(78,562)	(78,562)

Balance, March 31, 2004	964,200	96	98,574	-	(81,497)	17,173

Loss for the year	-	-	-	-	(43,381)	(43,381)

Balance, March 31, 2005	964,200	96	98,574	-	(124,878)	(26,208)

Issuance of common stock for debt settlement - at $0.10 on December 30, 2005	383,760	38	38,338	-	-	38,376

Capital stock issued for cash
- at $0.10 from November 5, 2005 to December 31, 2005	440,000	44	43,956	-	-	44,000

Donated services	-	-	-	6,000	-	6,000

Loss for the year	-	-	-	-	(109,536)	(109,536)

Balance, March 31, 2006	1,787,960	$ 178	$ 180,868	$ 6,000	$ (234,414)	$ (47,368)

(The accompanying notes are an integral part of these financial statements)

MCNAB CREEK GOLD CORP.
(An exploration stage company)

STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

	Year ended March 31, 2006	Year ended March 31, 2005	February 15, 2001 (date of inception) to March 31, 2006
	Audited	Audited	Unaudited

Cash flows from operating activities
Net loss	$ (109,536)	$ (43,381)	$ (234,414)
Amounts not involving cash:
- Amortization	58	110	233
- Compensation expense	-	-	48,960
- Donated service	6,000	-	6,000
- Shares issued for services	-	-	2,250

Changes in non-cash working capital items:
- Accounts payable and accrued liabilities	34,082	8,442	47,406
- Due to director	13,030	1,218	17,574
Net cash used in operating activities	(56,366)	(33,611)	(111,991)

Cash flows from investing activities
Additions to equipment	-	-	(432)
Net cash flows used in investing activities	-	-	(432)

Cash flows from financing activities
Proceeds from the issuance of common stock	44,000	-	91,460
Proceeds from the issuance of promissory notes	-	-	30,000
Net cash flows provided by financing activities	44,000	-	121,460

Increase (decrease) in cash	(12,366)	(33,611)	9,037

Cash - beginning of year	21,403	55,014	-

Cash - end of year	$ 9,037	$ 21,403	$ 9,037

Supplementary cash flow information:
During the current year, the Company settled indebtedness of $38,376 through the issuance of 383,760 common shares at a price of
$0.10 per share - Note 5.

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

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

(b)    Mineral Property Interests

Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, "Whether Mineral Rights Are Tangible or Intangible Assets". If mineral properties are subsequently abandoned or otherwise determined by management to be impaired, any capitalized costs will be charged to operations.

MCNAB CREEK GOLD CORP.

(An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2006

(Expressed in US Dollars)

2. Significant Accounting Policies (cont'd. . .)

(c) Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and assumptions.reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and assumptions.

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

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, accounts payable and accrued liabilities and due to a director. Fair values were assumed to approximate carrying values for these financial instruments, since they are short term in nature.  Management is of the opinion

MCNAB CREEK GOLD CORP.

(An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2006

(Expressed in US Dollars)

2. Significant Accounting Policies (cont'd. . .)

(g) Fair Value of Financial Instruments (cont'd. . .)

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

(k) Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees". In January 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment",

MCNAB CREEK GOLD CORP.

(An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2006

(Expressed in US Dollars)

2. Significant Accounting Policies (cont'd. . .)

(k) Stock-based Compensation (cont'd. . .)

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

MCNAB CREEK GOLD CORP.

(An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2006

(Expressed in US Dollars)

2. Significant Accounting Policies (cont'd. . .)

(l) Risk management (cont'd. . .):

Interest rate and credit risk:

The Company is not exposed to significant interest rate or credit risk.

(m) Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3". Under the provisions of SFAS No. 154, a voluntary change in accounting principle requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. A change in depreciation, amortization, or depletion method for long-lived, non-financial assets must be accounted for as a change in accounting estimate affected by a change in accounting principle. The guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate was not changed. The Company implemented this new standard beginning January 1, 2006. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations". Under the provisions of FIN No. 47, the term conditional asset retirement obligation as used in SFAS No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity while the obligation to perform the asset retirement activity is unconditional. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is required to be recognized when incurred - generally upon acquisition, construction, or development and/or through the normal operation of the asset. The Company has adopted FIN No. 47 as of December 31, 2005. Adoption of this pronouncement did not have a significant effect on the 2005 financial statements, and management does not expect this pronouncement to have a significant effect on the Company's future reported financial position or earnings.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an

MCNAB CREEK GOLD CORP.

(An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2006

(Expressed in US Dollars)

2. Significant Accounting Policies (cont'd. . .)

(m) Recent Accounting Pronouncements (cont'd. . .)

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

3.    Equipment

2006			2005

Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value

$ 432	$ 233	$ 199	$ 432	$ 175	$ 257

4.    Mineral Property Interests

A summary of acquisition and exploration costs is as follows:

	2006	2005

Acquisition	$ -	$ 3,500
Assays	2,103	-
Consulting fees	11,300	-
Supplies	430	250
Travel	3,227	-

	$ 17,060	$ 3,750

MCNAB CREEK GOLD CORP.

(An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2006

(Expressed in US Dollars)

4. Mineral Property Interests (cont'd. . .)

During the year ended March 31, 2004, the Company acquired certain mineral claim units located in Eureka County, Nevada for $3,500. This amount was determined to be impaired in 2004. The mineral claims are subject to a production royalty of 2.5% of net smelter returns ("NSR").

During the year ended March 31, 2005, the Company acquired certain mineral claim units located in Pershing County, Nevada for $3,500. This amount was determined to be impaired in 2005. The mineral claims are subject to a production royalty of 2.5% NSR. Subsequent to year end, management decided to discontinue holding an interest in these claims.

5. Due to Director and Promissory Notes Payable

The amount due to a director of $13,030 (2005: $4,544) is unsecured, non-interest bearing and has no specific terms for repayment.

The promissory notes payable is comprised of the following:

	2006	2005

Promissory note payable to a director of the Company, unsecured, interest at 8% per annum, due January 9, 2006	$ -	$ 10,000
Promissory note payable to a director of the Company, unsecured, interest at 8% per annum, due March 19, 2006	-	20,000

	$ -	$ 30,000

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

6. Common Stock (cont'd. . .)

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

The tax effects of temporary differences that give rise to the Company's deferred tax asset are as follows:

	2006	2005

Tax loss carryforwards	$ 35,000	$ 27,000
Valuation allowance	(35,000)	(27,000)

Net future tax assets	$ -	$ -

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

McNab Creek Gold Corp. (the "Registrant") has engaged new auditors as its independent accountants to audit its financial statements.  The Registrant's board of directors dismissed the former auditors and approved the change of auditors to Dale Matheson Carr-Hilton Labonte, Chartered Accountants effective on March 13, 2006.

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
Name	Position Held With the Company	Age	Date First Elected or Appointed
Kenneth G. Townsend	President, C.E.O., C.F.O., Secretary and Director	71	August 11, 2003
Christopher R. Verrico	Director	48	February 11, 2005

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Kenneth G. Townsend - President, C.E.O., C.F.O., Secretary and Director

Mr. Townsend was appointed to his positions with our company on August 11, 2003. Mr. Townsend has been employed full time in this capacity. For the period May, 1994 through August, 2003, Mr. Townsend was a franchise owner and distributor for Ecofuel Diesel Saver in the Provinces of British Columbia and Alberta. Mr. Townsend is not an officer or director of any other publicly listed companies.

Christopher R. Verrico - Director

Mr. Verrico was appointed a director of our company on February 11, 2005. During the period 2003 to 2004, Mr. Verrico was employed as project manager and superintendent with JJM Construction Ltd. of Delta, British Columbia. Mr. Verrico was principally responsible for managing utility and road improvement projects operated by JJM Construction Ltd. for the Municipalities of Richmond, Surrey and North Vancouver. During the period 1995 to 2003, Mr. Verrico was President of Mopass Ventures Ltd. Mopass Ventures Ltd. was Mr. Verrico's private operating company and through this company, Mr. Verrico participated as a contract consultant to Cumberland Resources and Candente Resource Corp. in the development and construction of a new exploration base camp in the Canadian Arctic for a gold mining operation. Mr. Verrico has extensive experience in the civil/heavy-industrial construction and mining industry. Mr. Verrico is not an officer or director of any other publicly traded companies.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Kenneth G. Townsend Director 2028 West 53rd Avenue Vancouver, B.C. V6P 1L4	20,155,200 shares Direct Ownership	56.20%
Common	Christopher R. Verrico Director 6511 Granville Street Vancouver, B.C. V6C 1L6	No shares held	0%

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

The Company's acquisition of its SMH Property were negotiated at arm's length with Mr. E.L. Hunsaker III before he became a director of the Company. However, in view of a potential conflict of interest in Mr. Hunsaker remaining as a director of the Company, he has resigned his position as a director of the Company and has been replaced by Mr. Christopher R. Verrico.

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

* Filed herewith.

Item 14. Principal Accountant

The Company's board of directors dismissed the former auditors and approved the change of auditors to Dale Matheson Carr-Hilton Labonte, Chartered Accountants effective on March 13, 2006.

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

The board of directors has considered the nature and amount of fees billed by Dale Matheson Carr-Hilton Labonte and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Dale Matheson Carr-Hilton Labonte's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCNAB CREEK GOLD CORP.

Dated: May 25, 2007                                                 Per: /s/Kenneth G. Townsend

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

Dated: May 25, 2007                                                             Per: /s/Kenneth G. Townsend

                                                                                              Kenneth G. Townsend,

                                                                                              President, C.E.O., C.F.O., Secretary

                                                                                              and Director (Principal Executive Officer)