Form 10KSB
period 2007-03-31
Utah Uranium Corp.
filed 2007-07-16
CIK 1295190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL PERIOD ENDED MARCH 31, 2007

[           ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

Commission File No. 000-50915

UTAH URANIUM CORP.

(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98-0434710
(I.R.S. Employer Identification Number)

11850 South Highway 191, Unit B-9, Moab, UT 84532

(Address of principal executive offices)

(435) 259-0460
(Issuer's telephone number)

McNab Creek Gold Corp.

Suite 1128, 789 West Pender Street

Vancouver, British Columbia, V6C 1H2, Canada

(Former name or former address, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Shares

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: [ ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [            ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The Issuer's revenues for its fiscal period ended March 31, 2007, were $0.00.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $20,285,200

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

37,859,200 common shares issued and outstanding as of July 11, 2007

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

Transitional Small Business Disclosure Format (Check one): Yes [           ]; No [ x ]

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may", "will", "except", "believe", "anticipate", "estimate", "approximate" or "continue", or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgments as to what may occur in the future; however, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

AVAILABLE INFORMATION

Utah Uranium Corp. files annual, quarterly, current reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-KSB that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov.

PART I

Item 1. Description of Business

Business Development.

Utah Uranium Corp. was incorporated under the laws of the State of Nevada on February 15, 2001, under the name "Parthenon Development Corporation.". On August 19, 2003, we filed an amendment to our articles of incorporation changing our name to McNab Creek Gold Corp., at which time management determined that our company would explore gold and silver deposits in the vicinity of the Carlin Trend and Kennedy District. During early 2007, we again changed our business operations and focus to the exploration for economic reserves of uranium in the United States, concentrating in the States of Utah and Colorado. On April 13, 2007, we changed our name to Utah Uranium Corp.

After the effective date of our registration statement filed with the Securities and Exchange Commission on December 21, 2006, we commenced trading on the Over-the-Counter Bulletin Board under the symbol "MCNB". Subsequent to our name change, our symbol was changed to "UTUC." Please note that throughout this Annual Report, and unless otherwise noted, the words "we", "our", "us", the "Company", or "Utah Uranium", refer to Utah Uranium Corp.

Business of Issuer.

We are a natural resource exploration and development company engaged in the exploration and development of properties that may contain uranium minerals in the United States. Our strategy is to acquire properties that are thought to contain economic quantities of uranium ore and have undergone some degree of uranium exploration but have not yet been mined. To date, we have acquired interests in 11,875 gross acres of leased or staked mineral properties, consisting of claim blocks located in the States of Colorado and Utah, which we intend to explore for economic deposits of uranium and vanadium. Certain of these claims are subject to royalty interests outlined below. Each of these properties has been the subject of some historical exploration by other mining companies. Their historical results indicate that further exploration for uranium is warranted. Our view that our properties are prospective for mineral exploration is based on either prior exploration conducted by other companies or management information and work product derived from various reports, maps, radioactive rock samples, exploratory drill logs, state organization reports, consultants, geological study, and other exploratory information.

We also have access to historical exploration data consisting chiefly of drill hole assay results, drill hole logs, studies, publicly published works, our own created work product, and maps, that help guide our property acquisition strategy. We plan to use this exploration data as the basis for formulating the exploration programs that we plan to undertake on our properties.

Our principal mineral property is the Family Butte property, located in Utah, and consisting of 2,075 acres. We plan to use our exploration data to target additional exploration properties for acquisition. Going forward in the 2008 financial year, we have plans to acquire further acres of mineral properties consisting of claim blocks located in, but not limited to, the four corners area of the United States which includes the states of Utah, Colorado, Arizona and New Mexico, with our primary focus in Utah and Colorado. Our ability to complete these acquisitions will be subject to our obtaining sufficient financing and our being able to conclude agreements with the property owners on terms acceptable to us. These potential property acquisitions have not yet been specifically identified.

Our properties do not have any reserves. We plan to conduct exploration programs on these properties with the object of ascertaining whether any or our properties contain economic concentrations of uranium and vanadium that are prospective for mining. As such, we are considered an exploration or exploratory stage company. Since we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on any of our properties, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. We have no known reserves of uranium or any other type of mineral. Since inception, we have not established any proven or probable reserves on our mineral properties.

Description of our Mineral Properties

Family Butte Property (also known as the San Rafael Swell)

Purchased from Dennis Ekker (50%) and Jeff Adams (50%) on March 15, 2007

Number of claims 112 totaling approximately 2,075 acres

Legal Description:

Township 23S, Range 10E, Section 10

TEC claim numbers 1 through 24

TEC claim numbers 25 through 32 (fractional)

Township 23S, Range 10E, Section 19

RAY claim numbers 1 through 24

RAY claim numbers 25 through 32 (fractional)

Township 23S, Range 10E, Section 30

SUSANNA claim numbers 1 through 24

SUSANNA claim numbers 25 through 32 (fractional)

Township 23S, Range 10E, Section 29

URI claim numbers 1 through 16

Terms of purchase:

50% from Adams for $330,000 payable $200,000 within 60 days of the agreement, with a further $130,000 payable on or before March 15, 2008.

In addition, Adams will be issued a total of 300,000 shares, with 150,000 issuable within 60 days of the agreement and the remaining 150,000 issueable on or before March 15, 2008. Adams retains a 2% Royalty.

50% from Ekker for $88,000 cash payable $38,000 within 60 days of the agreement, and $50,000 payable on or before March 15, 2008. In addition, Ekker will be issued a total of 200,000 shares, with 100,000 issuable within 60 days of the agreement and the remaining 100,000 shares issuable on or before March 15, 2008. No Royalty is payable on this portion of the agreement.

Total purchase cost for 100% interest:

Cash totaling $418,000

Shares totaling 500,000

Royalty 2%

Additional Terms - None.

Description: The Property is located in the San Rafael Swell area of East Central Utah, accessible by good condition dirt road within 20 miles of the I-70 freeway. The Property hosts numerous production portals from previous mining activities. Activities primarily occurred in the 1950's when Union Carbide performed extensive exploration aimed at providing additional feedstock to augment their Temple Mountain Mine production for their processing mill located in nearby Green River. Work included driving of numerous portals, and in excess of 80 drill holes (visually estimated) on the Butte top located behind these portals. Activities ceased on the closure of the milling facilities in Green River. More recently, exploration in the 1970's including drilling a parallel Butte top, also within the Family Butte Property, with numerous additional holes (estimated to be 80 - 100 drill holes). The San Raphael Swell area was explored for uranium and vanadium from the mid-1950's until the early 1980's, when commodity prices caused the closure of many mining and exploration activities. Deposits in the area are typically found in meandering formations of historic channels in the Shinerup formation. In a recent Company inspection of the property, it was noted at numerous locations the presence of layered formations of fine grained sands in various thicknesses (prime host for uranium deposits) in addition to numerous samples of carbon "trash" material, copper and iron pyrite, all Uranium hosts and or indicators. Past production from this formation includes the million plus pounds produced from the Happy Jack, the Marquee and Atlas Minerals first mine, located 10 miles south of the Family Butte property. Management is currently evaluating a proposed phase 1 work program to consist of surface mapping, sampling, road rehabilitation, and a potential exploratory drill program. The company is also engaging the services of researchers to try and locate and secure previous drilling data on the two phases of drilling that have occurred on this property in the past.

Henry Mountains Property

Purchased from Jeff Adams (50%) on April 10, 2007, with the remaining interested held by Dennis Ekker (50%).

Number of claims 112 totaling approximately 2,000 acres

Legal Description:

Township 35S, Range 11E, Section 15

JENNY 1 through 16

Township 25, Range 11E, Section 25

JERRY 1 through 24

Township 26, Range 11E, Section 26

AMBER 1 through 32

Township 34S, Range 11E, Section 35

JO 1 through 32

Terms of purchase:

50% interest from Adams

Cash totaling $50,000 [$10,000 on execution, $40,000 within 60 days of agreement]

Shares totaling 600,000 shares [400,000 within 60 days of execution of agreement, and 200,000 shares on or before April 10, 2008]

Royalty: 2% to Adams

Additional terms - none.

Description: The Henry Mountains Properties are separated into two parcels located just north and south of Hanksville, Utah, in a historic uranium producing region. The parcels are accessible via good quality dirt roads. The southern parcel of the claims in the Henry Mountain Mining District, consists of 320 acres adjacent to the Denison "Bullfrog Mine" and just north of the SXR Uranium One Ticaboo Mill. The northern parcel of claims are located two miles northeast of this, just north of the previously operated Del Monte Mine. The formations in this region have potentially high grade deposits in the Salt Wash member of the Jurassic Morrison formation. Exploration in past uranium booms has proven the area to contain viable production grade mineralization within this formation.

Pinto Property

Purchased from Christian F. Murer on June 1, 2007

Number of claims: 344 consisting of 6,800 acres

Legal Description:

344 Pinto Claims located in Wayne County, Utah

More specifically; the claims named Pinto 1 through 344

All of Township 28S, Range 10E, Sections 1, 12, 13, 24, 25

The Eastern quarters of Township 28S, Range 10E, Sections 11, 14, 23, 26, 35

The Western three-quarters of Township 28S, Range 11E, Sections 6, 7, 18, 19, 30

The Western half of Township 28S, Range 11E, Sections 31

The Western half of Township 27S, Range 11E, Sections 31

Terms of purchase:

100% interest

Cash totaling $900,000 [$150,000 on execution, $350,000 June 1, 2008, $400,000 June 1, 2009]

Shares totaling 900,000 shares [200,000 within 45 days of executing agreement, 300,000 June 1, 2008, 400,000 June 1, 2009]

Royalty - 4% on Uranium, 2% on Vanadium

Additional Terms: Purchaser must spend a minimum of $300,000 on exploration on the property within 24 months of signing.

Description: The Property is located in the Henry Mountain Basin of South Central Utah. The property is dissected by a good quality dirt road. The Henry Mountain Basin is an enclosed structural basin within the Colorado Plateau of southeastern Utah that is entirely underlain by the extensive uranium bearing Salt Wash sandstone member of the Morrison formation. The basins first major discovery, known as the Tony M mine, was made in the 80's by Plateau Resources, a division of Michigan Light and Power, that developed into a 12,920,000 pound U308 indicated and inferred resource (Stockwatch 2006-10-16 Int'l Uranium News Release) ("reported") based on mining claims owned by Christian F. Murer. Subsequently, the Bullfrog mine was discovered adjacent and north of the Tony M mine by Exxon Oil Corporation, and consists of an additional 5,300,000 pound U308 inferred resource. The Tony M deposit area includes full mine infrastructure. Following the discovery of the Tony M deposit in 1977, nearly 20 miles of mine workings were developed. The mine is accessed via two parallel declines extending over 10,000 feet into the deposit. The nearby Bullfrog resources can be accessed via the Tony M infrastructure. This long-life mining operation is expected to commence production in early 2007 subject to receipt of the necessary permits. "reported" These mines, collectively known as the Henry Mountains complex, are currently owned and are being re-activated by Denison Mines and are one of the largest known uranium resources in the Colorado Plateau district. Utah Uranium Corp "UTUC" has acquired the Pinto claims from Christian (Ted) Murer, Exploration Geologist, who conceptualized, discovered and currently holds a production royalty on the Tony M mine. Mr. Murer assembled the Pinto uranium claims package by applying similar methodology to a compiled data base elsewhere in the basin where similar geologic settings such as the Tony M and Bullfrog mines are postulated. The Morrison formation is approximately 250-300 ft. thick in this area. Drilling depth to the top of the Salt Wash will vary in depth from 50 to 150 ft. depending on dip and topography. The present plan is to further define the north-south trend of ore accumulations within the various sands of the Salt Wash based on known uranium deposition in the area. Based on area extrapolations, these mining claims could hold significant amounts of uranium and vanadium. Christian (Ted) Murer is working with the company designing the drill program which is currently in the permitting stage. Phase one will consist of a minimum of 20 rotary drill holes ranging from 100 to 400 feet in depth testing the Morrison formation. UTUC has also arranged an agreement with Ted Murer that it will receive first right of refusal to acquire any further uranium properties that Ted Murer develops within the Henry Mountain Basin. The Company is in the process of applying for permits to drill test this property, with a planned drilling program of up to 50 holes. It is anticipated that permits for this will be approved in time to allow for a late summer, early fall drilling program. Results from the first round of drilling will determine the balance of future activities on this property.

Hat Property

Purchased from Bob Shupe and Gary Vancil on June 1, 2007

Number of claims: 18 totaling approximately 333 acres

Legal Description: Hat claims 1 through 18, located in Montrose County, Colorado located within Township 45, Range 19, Section 3 and Township 46, Range 19, Section 34.

Terms of purchase:

100% interest

Cash totaling $375,000 [$10,000 on execution, $10,000 on or before August 22, 2007, $45,000 on or before December 22, 2007, $80,000 on or before June 22, 2008, $100,000 on or before June 22, 2009, and $130,000 on or before June 22, 2010].

Shares totaling 400,000 shares [50,000 on or before December 22, 2007, 100,000 shares on or before June 22, 2008, 100,000 shares on or before June 22, 2009 and 150,000 shares on or before June 22, 2010].

Royalty - 4% on Uranium

Additional Terms - None.

Description: The Hat property is located across state lines in the Eurovan Mining Belt of southwestern Colorado, in an area of past producing mines. It is accessible via a decent quality dirt road, with the final 1/2 mile of road in poor condition. The Property hosts numerous production adits from previous mining activity by US Vanadium Corporation (VCA) from the late 40's through to the 60's. Atlas Minerals acquired the property in the late sixties. Previous drilling, carried out in the late 70's, confirmed the presence of a uranium ore bearing channel trending NE. An initial property inspection by the company revealed heavily mineralized sandstone visible in three channel systems from a lower outcrop with several targeted horizons. Additionally, four smaller channeling systems and historical workings were also investigated in the upper exposed horizon. Visually apparent throughout were carbon trash beds, petrified trees and organic matter that form an intensive reductant medium necessary for the precipitation of uranium ores. Similar showings approximately 3,000 feet south of these older workings support good exploration potential for this lower lens. Lying one mile to south of the Property are the American Eagle Mine and the Raven Mine which produced approximately one million pounds of uranium through the 40's, 60's and the early 70's (Union Carbide & VCA). Denison Mines' currently operating Sunday Mine Complex is 10 miles to the south and on trend. Management is currently evaluating a proposed phase 1 work program to consist of surface mapping, sampling, road rehabilitation, and approximately 3,500 feet of exploration drilling for approximately 10 drill holes planned for within the next 3 to 6 months. Three to four holes will twin historical holes on the top of the Hat while 3 to 4 more to be place at the southern extent.

Whale Property

Purchased from David A. Lacy and Michael B. Lacy on June 1, 2007

Number of claims: 33 totaling approximately 660 acres

Legal Description: Stardust 1 through 22, Mint 1 and 2, Rainbow 1, Footprint 29 through 31, Younglady 69 through 72 and Baggins 1 through 3, all located in San Juan County, Utah, located in Township 31, Range 21, Sections 15, 21, 22, 23, 27 and 28, Township 36, Range 17, Sections 22, and Township 37, Range 15, Sections 30.

Terms of purchase:

100% interest

Cash totaling $280,000 [$40,000 on execution, $40,000 on or before October 1, 2007, $40,000 on or before February 1, 2008, $80,000 on or before June 1, 2008, and $80,000 on or before June 1, 2009].

Shares totaling 400,000 shares [100,000 on execution, 50,000 shares on or before October 1, 2007, 50,000 shares on or before February 1, 2008, 100,000 shares on or before June 1, 2008 and 100,000 shares on or before June 1, 2009].

Royalty - 4.5% on Uranium, of which one half may be purchased for $3,000,000 prior to June 1, 2009.

Additional Terms - None.

Description: The Whale property consists of 33 claims located in Lavender Canyon in southeastern Utah. Access is via decent quality dirt road, with some sections requiring minor work in order to allow other than four wheel drive vehicles access.  About half of the property group lies under a mid-level bench, the rest, under a large mesa. Plateau Resources drilled approximately 100 - 125 holes on the bench in the 1970's, followed by construction of an adit estimated at 250 feet in length. It is estimated by the property vendors that the adit was within 10 - 20 feet of the indicated ore when Plateau pulled out of the project. It is understood that the decision to withdraw from this property was a corporate decision based upon occurrences away from these particular claims, and more closely related to financial issues facing the parent company. Recognizing the importance of the ground cover provided by the Mesa northeast of the bench containing the drill holes, the company employed the vendors to stake additional claims which were then included in the agreement on this property. The company has been attempting to contact an individual who reportedly holds the drill data from Plateau Resources, although to date, the has been no success in purchasing this data. In the absence of the data, the company is contemplating an initial work program that would entail removal of old debris (if present) from the previous drill holes, and re-logging the drill holes using down-hole probes. A decision on this will be made during the summer with an anticipated start of work commencing in the fall of 2007.

Item 2. Description of Property

Office Premises

We have a one year lease, ending on June 1, 2008, on our principal office space located at 11850 South Highway 191, Unit B-9, Moab, Utah, USA, at a cost of $2,000 per month.

For information on our mining properties and claims, please see Item 1. Description of Business above.

Item 3. Legal Proceedings

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 4. Submission of Matters to a Vote of Security Holders.

Subsequent to the fiscal year 2007, certain matters were submitted to our shareholders for approval as follows:

On March 22, 2007, the Board of Directors authorized and approved, subject to shareholder approval, the change of our name from "McNab Creek Gold Corp." to "Utah Uranium Corp.", which the Board of Directors deemed to be in our best interests and those of our shareholders. The Board further authorized the preparation and circulation of an Information Statement to be filed under section 14(c) of the Securities Exchange Act (the "Information Statement"), which Information Statement was filed on May 18, 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market information.

Our common stock is traded on the NASD OTC Bulletin Board under the symbol UTUC. The following table sets for the periods indicated the high and low trades per share of our common stock. Quotations commenced on the OTC Bulletin Board on December 21, 2006. These over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Quarter Ended High Low

March 31, 2007 1.75 0.70

June 30, 2007 1.35 1.04

Holders: We have approximately 66 registered shareholders of record as of July 11, 2007.

Share Purchase Warrants: At July 11, 2007 the company has warrants outstanding that allows subscribers to purchase 400,000 shares of the Company's common shares at a price of $0.50 until December 15, 2008.

Share Purchase Options: At March 31, 2007, there were no share purchase options outstanding.

We have not authorized any securities for issuance under equity compensation plans.

Dividends: We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payments of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Recent Sales of Unregistered Securities.

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

In May of 2006, the Company retained Wannigan Capital Corp. ("Wannigan") to provide consulting services. The Company issued to Wannigan 100,000 at a price of $0.10/share (post forward split) of its $0.0001 par value common shares as compensation.

In August 2006, the Company received $49,747 as common stock subscribed towards the issuance of 500,000 (post forward split) shares of common stock at a price of $0.10 per share. The shares were issued in February of 2007.

On November 13, 2006 the Company sold 400,000 (post forward split) shares of common stock at a price of $0.25 per share carrying a warrant that allows the subscriber to purchase 400,000 additional shares of the Company's common shares at a price of $0.50 until December 15, 2008. The offeree or purchaser is not a U.S. person as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c).  Subscribers to the offering acknowledge that the securities purchased must come to rest outside the U.S., and the certificates contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied in accordance with Rule 903(b)(3)(iii)(A).

The common shares of the Company are all of the same class, are voting and entitle stockholders to receive dividends. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends which may be declared.

Transfer Agent: The Company continues to retain the services of Computershare Inc., 350 Indiana Street, Suite 800, Golden, CO 80401 to act as transfer agent and registrar.

Item 6. Plan of Operation

Business Overview

The business of our Company is the acquisition, exploration and exploitation of mineral properties having the potential to host economically viable uranium deposits. Its geographic area of interest is the state of Utah and the "Four Corners" area, where the states of Utah, Nevada, Colorado and New Mexico intersect. The major geographical feature is the 90,000 square mile Colorado Plateau which is rich in coal, oil shale and uranium.

Specifically, management is focused on the acquisition and development of near term production properties in the Colorado plateau within economic hauling distance to Denison's Mines White Mesa uranium & vanadium mill in Blanding, Utah.

As of July 11, 2007, the Company has acquired interests in five mineral properties.

Cash Requirements

We are a start-up exploration company and must raise cash to implement our business plan. The company is in the process of acquiring and evaluating mineral properties, therefore our cash requirements over the next twelve months depend to a certain degree on acquisition opportunities as well as discoveries on our properties. The payment requirements for properties that have been acquired, or are being acquired after March 31, 2007 for the next twelve months is $55,000. To continue operations and commence exploration on our current properties, management estimates that the company will require approximately $3,000,000.

We are in the process of completing a private placement and have received subscriptions of $80,000 as of July 11, 2007. Summertime is traditionally a slow time to raise cash for small issuers; however management is in discussions with numerous groups and individuals and anticipates closing this financing within the next two months.

Since March 31, 2007 we have received shareholder loans totaling $200,000 for property payments, office and warehouse expenses, exploration costs and employees. Management anticipates meeting the company's short term cash requirements through additional loans from shareholders and subscriptions for the private placement.

Purchase of Significant Equipment

We do not intend to make any significant equipment purchases over the next twelve months, other than spectrometers and office furnishings and computers.

Employees

Currently our only employees are our directors and officers. We do not expect any material changes in the number of employees over the next twelve months. We do and will continue to outsource contract employment as needed.

Item 7. Financial Statements

Following are the audited financial statements of the Company and the Report of the Independent Auditor for the period ended March 31, 2007.

UTAH URANIUM CORP.

(Formerly McNab Creek Gold Corp.)

(An exploration stage Company)

Financial Statements

March 31, 2007

Index

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statement of Stockholders' Equity (Deficit)

Statements of Cash Flows

Notes to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Utah Uranium Corp.

(formerly McNab Creek Gold Corp.)

(an exploration stage Company)

We have audited the accompanying balance sheet of Utah Uranium Corp. (formerly McNab Creek Gold Corp.) (an exploration stage Company) as of March 31, 2007 and 2006 and the statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended and for the period from February 15, 2001 (date of inception) to March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company's financial statements as at March 31, 2005 were audited by other auditors whose report dated June 26, 2005, included an explanatory paragraph regarding the Company's ability to continue as a going concern.  The financial statements for the period from February 15, 2001 (date of inception) to March 31, 2005 reflect a total net loss of $124,878 of the related cumulative totals.  The other auditors' reports have been furnished to us, and our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the reports of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Utah Uranium Corp. (formerly McNab Creek Gold Corp.) at March 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended and for the period from February 15, 2001 (date of inception) to March 31, 2007 in accordance with accounting principles generally accepted in the United States of America.

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

"DMCL"

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

July 10, 2007

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

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid In common	Deficit Accumulated During the Exploration stage	Stockholders' Equity (Deficit)
	Shares	Value			
Issuance of common stock for services rendered at $0.00005 per share, February 16, 2001	45,000,000	$ 4,500	$ (2,250)	$ -	$ 2,250
Loss for the period	-	-	-	-	-
Balance, March 31, 2002	45,000,000	4,500	(2,250)	-	2,250
Loss for the year	-	-	-	(2,936)	(2,936)
Balance, March 31, 2003	45,000,000	4,500	(2,250)	(2,936)	(686)
Cancellation of common stock	(45,000,000)	(4,500)	4,500	-	-
Common stock issued for cash					
- at $0.005 from September 2003 to March 2004	8,404,000	840	41,180	-	42,020
- at $0.005 from September 2003 to March 2004	10,880,000	1,088	53,312	-	54,400
Loss for the year	-	-	-	(78,562)	(78,562)
Balance, March 31, 2004	19,284,000	1,928	96,742	(81,498)	17,172
Loss for the year	-	-	-	(43,381)	(43,381)
Balance, March 31, 2005	19,284,000	1,928	96,742	(124,879)	(26,209)
Issurance of common stock for debt settlement - at $0.005 on December 30, 2005	7,675,200	768	37,608	-	38,376
Common stock issued for cash - at $0.005 from November 5, 2005 to December 31, 2005	8,800,000	880	43,120	-	44,000
Donated services	-	-	6,000	-	6,000
Loss for the year	-	-	-	(109,536)	(109,536)
Balance, March 31, 2006	35,759,200	3,576	183,470	(234,414)	(47,368)
Issuance of common stock for consulting services - at $0.10 May 10, 2006	100,000	10	9,991	-	10,001
Common stock issued for cash - at $0.10 on August 2, 2006	500,000	50	49,950	-	50,000
Common stock issued for cash - at $0.25 on December 15, 2006	400,000	40	99,960	-	100,000
Donated services	-	-	6,000	-	6,000
Loss for the year	-	-	-	(160,922)	(160,922)
Balance, March 31, 2007	36,759,200	$ 3,676	$ 349,371	$ (395,336)	$ (42,289)

(The accompanying notes are an integral part of these financial statements)

  Nature and Continuance of Operations

The Company was formed on February 15, 2001 under the laws of the State of Nevada, USA. The Company is an exploration stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting for Development Stage Enterprises". The Company's principal business is the acquisition and exploration of mineral resources. The Company has not yet determined whether the properties contain mineral reserves that are economically recoverable.

The financial statements are presented in US dollars and have been prepared by management in accordance with generally accepted accounting principles in the United States ("US GAAP") on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

During the year ended March 31, 2007, the Company incurred a loss of $160,922 (2006: $109,536) and at March 31, 2007 had an accumulated deficit of $395,336 (2006: $234,414) and a working capital deficit of $42,337 (2006: $47,567). The ability of the Company to continue as a going concern is uncertain and dependant upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.  The outcome of these matters cannot be predicted at this time.

These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

The Company has not generated any operating revenues to date. The Company does not have adequate funds to cover overhead expenses for the next year and is in the process of raising additional financing to fund exploration activities on its recently acquired mineral properties. Refer to Note 10 - Subsequent Events.

2.    Significant Accounting Policies

(a)    Accounting Estimates

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

(b)    Foreign Currency Translation

The Company considers the US dollar as its functional currency.

At the transaction date, non-monetary assets and liabilities are translated into US dollar equivalents by the use of the exchange rate in effect at that date.  At period end, monetary assets and liabilities are re-measured by using the exchange rate in effect at that date.  Revenues and expenses are translated at the average rate for the period. The resulting foreign exchange gains and losses are included in operations.

2. Significant Accounting Policies (cont'd...)

(c)    Equipment

Equipment consists of computer equipment, which is recorded at cost and is depreciated using the declining balance method at a rate of 30% per annum.

(d)    Mineral Property Costs

The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probably future benefits consisting of a contribution to future cash inflows, have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization is not met. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties.

(e)    Long-Lived Assets Impairment

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

(f)    Asset Retirement Obligations

The Company recognizes a liability for future retirement obligations associated with the Company's mineral properties.  The estimated fair value of the assets retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted rate.  This liability is capitalized as part of the cost of the related asset and amortized over its productive life.  The liability accretes until the Company settles the obligation.  As of March 31, 2007 and March 31, 2006, the Company had no asset retirement obligations.

2. Significant Accounting Policies (cont'd...)

(g)    Loss per Share

The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all potentially dilutive common shares outstanding during the period including stock options and warrants, using the treasury method, and preferred stock, using the if-converted method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As the Company has no potential dilutive securities, basic loss per share is equal to diluted loss per share.

(h)    Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments.  As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision.  Changes in assumptions can significantly affect estimated fair values.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, accounts payable and accrued liabilities and due to a director. Fair values were assumed to approximate carrying values for these financial instruments, since they are short term in nature.  Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.  The Company is operating outside of the United States and has exposure to foreign currency risk due to the fluctuation of the currency in which the Company operates and the US dollar. The Company does not use any hedging instruments.

(i)    Income Taxes

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

(j)    Stock-based Compensation

The Company has adopted SFAS No. 123(R), "Share-Based Payment", which required the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. As at March 31, 2007, the Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

2. Significant Accounting Policies (cont'd...)

(k)    Risk management:

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

(l)    Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". The Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement required an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The implementation of SFAS No. 158 has not had any material impact on the Company's financial position and results of operations.

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

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 has not had a material effect on the Company's financial statements.

3.    Equipment

4.    Mineral Properties

On March 15, 2007 the Company entered into a Purchase Agreement (the "Ekker Agreement") for the purchase of certain mining claims located in Emery County, Utah. The Company will acquire 100% of the 50% interest in these claims in exchange for cash and shares of common stock as follows:

- $38,000 cash to be paid within 60 days of the date of the Ekker Agreement ($33,029 paid),

- $50,000 cash to be paid by March 15, 2008,

- 100,000 shares of common stock to be issued within 60 days of the date of the Ekker Agreement (issued subsequent to year end), and

- 100,000 shares of common stock to be issued by March 15, 2008

On March 15, 2007, the Company entered into another Purchase Agreement (the "Adams Agreement") for the purchase of certain mineral claims also located in Emery County, Utah. The Company will acquire 100% of the 50% interest in these claims, which represents the additional

50% included under the Ekker Agreement, in exchange for cash and shares of common stock as follows:

- $200,000 within 60 days of the execution of the Adams Agreement (paid subsequent to year end),

- $130,000 on or before March 15, 2008,

- 150,000 shares of common stock to be issued within 60 days of the date of the Adams Agreement (issued subsequent to year end), and

- 150,000 shares of common stock to be issued by March 15, 2008

During the current year, the Company also spent $3,702 (2006: $17,060) on general exploration on mineral property interests which the Company decided not to pursue.

5.    Related Party Transactions

Included in consulting fees is $15,500 (2006: $Nil) paid or accrued to an officer of the Company.

Included in consulting fees is $5,000 (2006: $Nil) paid or accrued to the President of the Company. During the year, the Company entered into a consulting agreement with the President, whereby the Company is obligated to pay $5,000 per month to the President, for a term of two years.

The amount due to a director of $13,030 at March 31, 2007 (2006: $13,030) is unsecured, non-interest bearing and has no specific terms for repayment.

6.    Common Stock

During the year ended March 31, 2007, the Company entered into the following stock related transactions:

(a)    The Company completed a forward split of its common shares on a 20:1 basis as of April 30, 2006. All share amounts have been retroactively adjusted for all periods presented.

(b)    The Company retained Wannigan Capital Corp. ("Wannigan") to provide consulting services. The Company issued to Wannigan 100,000 at a price of $0.10/share (post forward split) of its $0.0001 par value common shares as compensation.

(c)    On August 2, 2006, the Company issued 500,000 (post forward split) shares of common stock at a price of $0.10 per share for proceeds of $50,000.

(d)    The Company completed a private placement on December 15, 2006, issuing 400,000 shares (post forward split) at a price of $0.25 per share to ten investors for proceeds of $100,000.

During the year ended March 31, 2006, the Company entered into the following stock related transactions:

(a) The Company issued 8,800,000 (post forward split) shares of common stock at a price of $0.005 per share for total proceeds of $44,000.

(b) The Company issued 7,675,200 (post forward split) shares of common stock at a price of $0.005 per share to settle indebtedness in the amount of $38,376, comprised of amount due to a director of $4,544, promissory notes payable of $30,000 and accrued interest of $3,832.

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

7.    Donated Capital

The Company records transactions of commercial substance with related parties at fair value as determined by management. Effective April 1, 2005, the Company recognizes donated services from officers of the Company for office rent, valued at $500 per month totalling $6,000 for the year ending March 31, 2007 (2006: $6,000).

8.    Segmented Information

The Company's business is operating in one segment, being the acquisition and exploration of mineral properties, and in one geographical area, the USA.

9.    Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of approximately $395,000 which commence expiring in 2027. Pursuant to SFAS No. 109, the Company is required to compute tax assets benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	March 31, 2007	March 31, 2006
Net loss carryforward	$ 395,000	$ 234,000
Statutory tax rate	30%	30%
Deferred tax asset	118,500	70,200
Valuation allowance	(118,500)	(70,200)
Net Deferred tax asset	-	-

10.    Subsequent Events

The following transactions occurred after the year ended March 31, 2007:

(a)    The Company issued 100,000 common shares pursuant to the Ekker Agreement (Note 4).

(b)    The Company issued 150,000 common shares pursuant to the Adams Agreement (Note 4).

(c)    The Company entered into Purchase Agreement (the "Family Butte Property Agreement") for the purchase of certain mining claims located in Wayne County, Utah. The Company will acquire 100% of the interest in these claims in exchange for cash and shares of common stock as follows:

- $10,000 cash to be paid upon execution of the Family Butte Property Agreement (paid),

- $40,000 cash to be paid by June 10, 2007 (paid),

- 400,000 shares of common stock to be issued within 60 days of the date of the Family Butte Property Agreement (issued), and

- 200,000 shares of common stock to be issued by April 10, 2008.

(d)    The Company entered into four promissory note agreements with one shareholder and one promissory note agreement with another shareholder of the Company for total proceeds of $200,000. These promissory notes are unsecured, non-interest bearing and have no specific terms for repayment

(e)    The Company entered into a Purchase Agreement (the "Pinto Claims Agreement") for the purchase of certain mining claims located in Wayne County, Utah. The Company will acquire 100% of the interest in these claims in exchange for cash and shares of common stock as follows:

- $150,000 cash to be paid upon execution of the Pinto Claims Agreement (paid),

- $50,000 cash to be paid by June 1, 2008,

- $400,000 cash to be paid by June 1, 2009,

- 200,000 shares of common stock to be issued within 45 days of the date of the Pinto Claims Agreement (issued),

- 300,000 shares of common stock to be issued by June 1, 2008, and

- 400,000 shares of common stock to be issued by June 1, 2009.

The Company also has to expend $300,000 as work commitment on the Pinto Claims within the 24 month period following the date of execution of the Pinto Claims Agreement. .

10. Subsequent Events (cont'd...)

(f)    The Company entered into a Purchase Agreement (the "Hat Claims Agreement") for the purchase of certain mining claims located in Montrose County, Colorado. The Company will acquire 100% of the interest in these claims in exchange for cash and shares of common stock as follows:

- $10,000 cash to be paid upon execution of the Hat Claims Agreement (paid),

- $10,000 cash to be paid by August 22, 2007,

- $45,000 cash to be paid by December 22, 2007,

- $80,000 cash to be paid by June 22, 2008,

- $100,000 cash to be paid by June 22, 2009,

- $130,000 cash to be paid by June 22, 2010,

- 50,000 shares of common stock to be issued within 45 days of the date of the Pinto Claims Agreement (issued),

- 50,000 shares of common stock to be issued by December 22, 2007,

- 100,000 shares of common stock to be issued by June 22, 2008,

- 100,000 shares of common stock to be issued by June 22, 2009, and

- 150,000 shares of common stock to be issued by June 22, 2010.

The Company received $50,000 in advance proceeds towards the issuance of 62,500 shares of common stock at a price of $0.80 per share pursuant to a private placement financing.

Item 8. Changes in and Disagreement with Accounts on Accounting and Financial Disclosure.

Our Independent Auditors are Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants, 1140 West Pender Street, Suite 1500, Vancouver, British Columbia, V6E 4G1, Canada. During the period from inception to March 31st, 2007 there have been no disagreements of any kind with the company's Independent Auditors.

Item 8A. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including Peter Dickie, our President and Christopher Turley, our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, Messrs. Dickie and Turley concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the year ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

During the year ended March 31st, 2007 there was no information required to be reported on Form 8K which was no previously reported.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

All of our directors hold office until the next annual general meeting of our shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal. Our directors and executive officers and their respective ages as of the date of this Annual Report are as follows:
	Position Held		Date First Elected or
Name	With the Company	Age	Appointed

Peter Dickie	President and Director	43	March 8, 2007

Christopher R. Verrico	Director	49	February 11, 2005

Michael H. Sandidge	Director	50	May 15, 2007

Donald O. Miller	Director	56	June 20, 2007

Christopher J. Turley	Chief Financial Officer	38	December 1, 2006

PETER DICKIE. Mr. Peter Dickie has been the President and a director of our Company since March 8, 2007. Mr. Dickie has over 10 years experience working with public companies and in the securities industry. A graduate of both the University of Victoria and the University of British Columbia, Mr. Dickie has a broad range of management level experience. For the past seven years, Mr. Dickie has managed his own consulting business and has a variety of senior management experience with private and public companies.

CHRISTOPHER R. VERRICO. Mr. Christopher Verrico has been a director of our Company since February 11, 2005. Mr. Verrico has been a director and officer of Lateegra Gold Corp. (listed on the TSX Venture Exchange) since October, 2006, and a director and officer of West Hawk Development Corp. (listed on the TSX Venture Exchange) since November, 2004. He worked as a construction superintendent for JJM Construction Ltd. from July, 2003, to October, 2004 and a consultant and promoter for Candente Resources Corp. from April, 2000 to May, 2003. Mr. Verrico has extensive mineral resource public company knowledge.

MICHAEL H. SANDIDGE. Mr. Michael Sandidge has been a director of our Company since May 15, 2007. Mr. Sandidge earned his Bachelor of Science in geology from the University of Washington in 1985, and his Masters of Science in geology from the University if Texas (El Paso) in 1993. Mr. Sandidge has been a director of West Hawk Development Corp. (listed on the TSX Venture Exchange) since February, 2005 and was a self-employed geologist from November, 1994, to February, 2005. He has authored or co-authored more than 15 scientific articles relating to structural geology, metallogenesis, and tectonics. He has affiliations with the Society of Economic Geologists, Society of Geology Applied to Mineral Deposits, and is a Washington State Professional Geologist (#2245) and a qualified person under NI 43-101 (Canadian National Instrument Qualified Person).

DONALD O. MILLER. Mr. Donald Miller has been a director of our Company since June 20, 2007. Mr. Miller has 35 years in the mining industry in senior management positions working for seven mining and natural resource companies in 14 countries on 5 continents. He has extensive experience in startups and rapid growth companies in uranium (Anaconda Mining); gold and silver (Newmont Mining, Getchell Gold, Apollo Gold); zinc and lead (Apollo Gold); coal (ARCO Coal, Cyprus Coal); copper (Anaconda Mining, Cyprus Copper); moly (Anaconda Mining, Cyprus Minerals); talc (Cyprus Talc); lithium (Cyprus Minerals); and oil & gas (ARCO). He has consulted in organizational design and management development for 20 companies in North and South America, specializing in mergers and acquisitions and labor relations matters. Mr. Miller completed his undergraduate work in Business (B.S. degree) at the University of Arizona, attended the Penn State University Executive Management program and received an MBA with finance emphasis from the University of Phoenix.

CHRISTOPHER J. TURLEY. Mr. Christopher J. Turley has been the Chief Financial Officer of our Company since December 1, 2006. Mr. Turley's employment agreement is for a one year term, cancellable by either party with 30 days' notice, with compensation of $1,000 per week, plus expenses. Form August, 2003, to November 30, 2006, Mr. Turley was an independent capital markets consultant to venture companies trading both in Canada and the U.S., negotiating and structuring financial transactions, raising funds directly and through intermediaries and creating investor awareness campaigns. Between 1996 and 2003, Mr. Turley was an investment advisor with Canaccord Capital Corp. in Vancouver, British Columbia, providing a range of investment services from portfolio allocation to speculative account management. From 1991 to 1996, Mr. Turley was employed by ABB (Asea Brown Boveri Inc.), a European multinational electrical engineering company, in accounting and finance. Mr. Turley holds a Bachelor of Commerce degree from McGill University and Master of Business Administration degree from the University of British Columbia.

Significant Employees

On May 15, 2007, our Company appointed Dr. Tibor G. Rozgonyi to its Technical Advisory Board. Dr. Rozgonyi currently sits as Head Professor of the Mining Engineering Department at the Colorado School of Mines and from 1990 to 1995 he served as Dean of Engineering at the University of Wollongong, Australia. In recognition of his professional accomplishments, Dr. Rozgonyi was elected to the Australian Academy of Technological Sciences & Engineering.

On June 20, 2007, our Company announced that it had hired Mr. Glenn Harder, an uranium geologist, to evaluate uranium projects for the Company. Mr. Harder is a geologist with over 20 years experience in uranium and gold. He has extensive experience in Canada ranging from Vancouver Island to the Labrador coast, having work experience with Granges, Rayrock, Brinco, Home Oil, Sherritt Gordon, Gulf Minerals, Teck, Hunter Dickenson, Saarberg, Geotest, RH Morse and others. He has explored for uranium in Saskatchewan, Ontario and the Maritimes and is familiar with all aspects of the industry from grassroots to underground exploration. He has participated in many projects now in production or at an advanced stage.  Mr. Harder pioneered the measurement of radon in soil and water as an effective uranium tool. He has a B.Sc. (Hon) in Geology from the University of Ottawa and a B.A. in Physics from Queen's.

Family Relationships

There are no family relationships among our directors and officers.

Involvement in Legal Proceedings

None of our directors, executive officers or control persons have been involved in any of the following events during the past five years: (i) any bankruptcy petition filed by or against any business or which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); (iii) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or (iv) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Board and Committee Meetings

The Board of Directors of the Company held informal meetings during the year ended March 31, 2007. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and the By-laws of the Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended March 31, 2007, our only standing committee of the Board of Directors was our audit committee.

Audit Committee

Currently our audit committee consists of our entire Board of Directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2007, there were informal meetings held by this Committee. The business of the Audit Committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the Audit Committee.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2007, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

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

Our Code of Business Conduct and Ethics is filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Utah Uranium Corp., 11850 South Highway 191, Unit B-9, Moab, Utah 84532.

Item 10. Executive Compensation

The following table sets forth the compensation paid to our President and Chief Executive Officer during the fiscal year ended March 31, 2007. Mr. Townsend resigned as officer and director on March 8, 2007, and Mr. Peter Dickie was appointed President and director in his place. No officer, director or employee earned in excess of $100,000 during the fiscal year.
SUMMARY COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Comp- ensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Option/SARs (#)	LTIP Payouts ($)	All Other Comp- ensation ($)

2005	$0.00	$0.00	$0.00	$0.00	0	$0.00	$0.00
2006	$0.00	$0.00	$0.00	$0.00	0	$0.00	$0.00

Peter Dickie, President	2006	$0.00	$0.00	$0.00	$0.00	0	$0.00	$0.00

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

Compensation Of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay director's fees or other cash compensation for services rendered as a director in the year ended March 31, 2007.

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

Employment Contracts

During the period ended March 31, 2007, we paid total consulting fees of $72,578 for consulting services to our Company.

On December 1, 2006, the Company entered into a one year Consulting Agreement with Mr. Christopher Turley, our CFO, to provide assistance in its day-to-day operations, for a fee of CDN$1,000 per week. Specifically, he assists in interaction with the Company's auditors, transfer agent and regulatory authorities.

On March 8, 2007, the Company entered into a two year Senior Management Consulting Agreement with Mr. Peter Dickie, the President, to provide senior management to the Company for a fee of CDN$5,000 per month. Specifically, he performs the duties of the President, provides administration of the day-to-day affairs, liaisons with the Company auditors, accountants, and lawyers, develops financial plans, negotiates future acquisitions and business ventures and negotiates financings on behalf of the Company.

There are no other arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 12, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner and Position with Company	Position with Company	Amount Beneficially Owned	Percentage of Beneficial Ownership
Peter Dickie 2256 Spruce Street Vancouver, BC V6H 2P3	President and director	90,000	0.2%
Christopher Verrico 3385 West 16th Avenue Vancouver, BC V6R 3C5	Director	40,000	0.1%
Michael Sandidge 2741 Easy Street Wenatchee, WA 98801	Director	100,000	0.3%
Kenneth Townsend 2028 West 53rd Street Vancouver, BC, V6P 1H2	Former President, CEO, Secretary and Director	20,155,200	53.2%
Spectre Investments Inc. 1128 - 789 West Pender Street Vancouver, BC, V6C 1H2	N/A	3,200,000	8.5%
Richard Luxford 1128 - 789 West Pender Street Vancouver, BC, V6C 1H2	N/A	2,100,000	5.5%
James Zaniol 1128 - 789 West Pender Street Vancouver, BC, V6C 1H2	N/A	2,100,000	5.5%

Item 12. Certain Relationships and Related Transactions; Director Independence

None of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing have any interest, direct or indirect in any transaction or any proposed transaction or in any proposed transactions, which has materially affected or will materially affect us during the fiscal years ended March 31, 2007 and 2006.

Director Independence

None of the members of the Board of Directors are considered to be independent. We will appoint additional independent directors to our board and committees in the future. We do not have any independent board members in our audit committee who are considered to be financial experts.

Item 13. Exhibits and Reports on Form 8-K
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

Item 14. Principal Accountant Fees and Services.

1. Audit Fees: Aggregate fees billed for each of the last two (2) fiscal years for professional services rendered by the principal accountant for the audit of the annual financial statements and review of financial statements included on Form 10-QSB:

2007: $12,000

2006: $6,750

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2007: $7,000

2006: $0

3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2007: $0

2006: $0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2007: $0

2006: $0

5. Audit Committee Pre-Approval Procedures. The Board of Directors has not, to date, appointed an Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTAH URANIUM CORP.

/s/ Peter E. Dickie

Peter E. Dickie, President

Dated:   July 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Christopher R. Verrico

Christopher R. Verrico, Director

Dated:   July 15, 2007

/s/ Christopher J. Turley

Christopher J. Turley, Chief Financial Officer

Dated: July 15, 2007