Form 10QSB
period 2007-06-30
Utah Uranium Corp.
filed 2007-08-20
CIK 1295190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

---------------

FORM 10-QSB

---------------

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2007
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

--------------

Utah Uranium Corp.

(Exact name of registrant as specified in its charter)

--------------

Nevada	000-50915	98-0343710
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

11850 South Highway 191, Unit B-9, Moab, UT 84532

(Address of Principal Executive Office) (Zip Code)

(435) 259-0460

(Registrant's telephone number, including area code)

--------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 37,509,200 common shares issued and outstanding as of August 9, 2007

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
Transitional Small Business Disclosure Format (check one)		Yes	X	No

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Following are the financial statements of the Company for the period ended June 30, 2007.

UTAH URANIUM CORP.

(Formerly McNab Creek Gold Corp.)

(An exploration stage Company)

Financial Statements

June 30, 2007

Index

Balance Sheets

Statements of Operations

Statements of Cash Flows

Notes to the Financial Statements

STATEMENTS OF CASH FLOWS

		Three months ended June 30 2007		Three months ended June 30 2006		February 15, 2001 (date of incorporation) to March 31 2007
Operating Activities						
Net loss	$	(1,023,086)	$	(16,954)	$	(1,418,422)
Non-Cash Items:						
- Amortization		36		60		420
- Compensation expense		-		-		48,960
- Donated service		1,500		1,500		13,500
- Shares issued for services		200,020		10,000		222,271
- Shares issued for mineral properties		548,980		-		548,980
Changes in non-cash working capital items:						
- Prepaids		(11,000)		-		(12,623)
- Accounts payable and accrued liabilities		35,544		(39,936)		118,612
- Due to director		-		-		17,574
Net cash used in operating activities		(248,006)		(45,330)		(460,731)
Investing Activities						
Acquisition of equipment		-		-		(432)
Net cash flows used in investing activities		-		-		(432)
Financing activities						
Proceeds from the issuance of common stock		-		-		241,460
Common stock subscribed		50,000		49,747		50,000
Proceeds from the issuance of promissory notes		193,930		-		193,930
Net cash flows provided by financing activities		243,930		49,747		485,390
Change in cash		(4,076)		4,417		24,227
Cash - Beginning of year		28,303		9,037		-
Cash - Ending of year	$	24,227	$	13,454	$	24,227

Supplementary cash flow information:

During the three months ended June 30, 2006 the Company issued Wannigan Capital Corp. 100,000 shares at a price of $0.10 of its $0.0001 par value common stock as compensation for consulting services.

During the three months ended June 30, 2007, the company effected the following share transactions:
- Issued 250,000 shares at a price of $1.09 of it's $0.0001 par value common stock at fair value as payment for the Family Butte Property (Note 2(a)).
- Issued 50,000 shares at a price of $1.05 of it's $0.0001 par value common stock at fair value as payment for the Hat Property (Note 2(c)).
- Issued 200,000 shares at a price of $1.12 of it's $0.0001 par value common stock at fair value as payment for the Pinto Property (Note 2(d)).
- Issued 100,000 shares at a price of $1.00 of it's $0.0001 par value common stock at fair value as compensation for a director (Note 4(e)).
- Issued 100,000 shares at a price of $1.00 of it's $0.0001 par value common stock at fair value as compensation for a technical consultant (Note 4(f)).

Cash paid for interest	$	-	$	-	$	-
Cash paid for income taxes	$	-	$	-	$	-

(The accompanying notes are an integral part of these financial statements)

UTAH URANIUM GOLD CORP.

(Formerly McNab Creek Gold Corp.)

(An exploration stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2007

Basis of Presentation

Unaudited Interim Financial Statements
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. The consolidated interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB as at March 31, 2007. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

Going Concern

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

Mineral Properties

The following summarizes the Company's mineral property interests:

(a) On March 15, 2007 the Company entered into two Purchase Agreements for the purchase of certain mining claims located in Emery County, Utah (the "Family Butte Property"). The two property vendors (Mssrs. Ekker and Adams) each have a 50% in these claims which they have agreed to sell to the Company to acquire a 100% interest in these claims in exchange for cash and shares of common stock as follows:

2. Mineral Properties (continued)

(a) (continued)

To Mr. Ekker:

- $38,000 cash to be paid within 60 days of the date of the Family Butte Agreement ($33,029 paid during the year ended March 31, 2007 (see Note 2(b)),

- $50,000 cash to be paid by March 15, 2008,

- 100,000 shares of common stock to be issued within 60 days of the date of the Family Butte Agreement (issued) at a fair value of $109,000; and

- 100,000 shares of common stock to be issued by March 15, 2008

To Mr. Adams:

- $200,000 within 60 days of the execution of the Family Butte Agreement (paid during the year ended March 31, 2007),

- $130,000 on or before March 15, 2008,

- 150,000 shares of common stock to be issued within 60 days of the date of the Family Butte Agreement (issued) at a fair value of $163,500; and

- 150,000 shares of common stock to be issued by March 15, 2008

(b) On April 10, 2007, the Company entered into an agreement with Mssrs. Ekker and Adams (the "Henry Mountain Agreement") located in the state of Utah for the purchase of a 50% interest in the claims, for a total purchase price of $50,000, payable in stages, and the issuance of a total of 600,000 common shares, issuable in stages. During the months of June and July, 2007, the Company performed additional research on merits of the claims and, combined with the inability to reach a purchase agreement on the outstanding 50% interest in the claims, the Company decided not to pursue the purchase of the. During the three months ended March 31, 2007 the company paid $33,029 towards the claims. As the Henry Mountain Agreement was entered into with the same parties as the Family Butte Agreement (Note 2(a)), Mssrs. Ekker and Adams allowed the Company to apply the $33,029 payment towards the purchase of the Family Butte Property (Note 2(a)).

(c) On June 1, 2007, the Company entered into a Purchase Agreement (the "Hat Claims Agreement") for the purchase of certain mining claims located in Montrose County, Colorado. The Company will acquire 100% of the interest in these claims in exchange for cash and shares of common stock as follows:

- $10,000 cash to be paid upon execution of the Hat Claims Agreement (paid),

- $10,000 cash to be paid by August 22, 2007,

- $45,000 cash to be paid by December 22, 2007,

- $80,000 cash to be paid by June 22, 2008,

- $100,000 cash to be paid by June 22, 2009,

- $130,000 cash to be paid by June 22, 2010,

2. Mineral Properties (continued)

(c) (continued)

- 50,000 shares of common stock to be issued within 45 days of the date of the Hat Claims Agreement (issued) at a fair value of $52,500,

- 50,000 shares of common stock to be issued by December 22, 2007,

- 100,000 shares of common stock to be issued by June 22, 2008,

- 100,000 shares of common stock to be issued by June 22, 2009; and

- 150,000 shares of common stock to be issued by June 22, 2010.

(d) On June 1, 2007, the Company entered into a Purchase Agreement (the "Pinto Claims Agreement") for the purchase of certain mining claims located in Wayne County, Utah. The Company will acquire 100% of the interest in these claims in exchange for cash and shares of common stock as follows:

- $150,000 cash to be paid upon execution of the Pinto Claims Agreement (paid),

- $50,000 cash to be paid by June 1, 2008,

- $400,000 cash to be paid by June 1, 2009,

- 200,000 shares of common stock to be issued within 45 days of the date of the Pinto Claims Agreement (issued) at a fair value of $224,000,

- 300,000 shares of common stock to be issued by June 1, 2008; and

- 400,000 shares of common stock to be issued by June 1, 2009.

The Company also has to expend $300,000 as work commitment on the claims within the 24 month period following the date of execution of the Pinto Claims Agreement.

(e) Subsequent to the period, the Company entered into a Purchase Agreement (the "Whale Property Agreement") (Note 6(c)) for the purchase of certain mining located in the State of Utah. During the three month period ended June 30, 2007, the Company paid $6,730 in acquisition costs and $246 in consulting fees towards the Whale Property.

3. Related Party Transactions

Included in consulting fees is $9,100 (June 30, 2006: $Nil) paid or accrued to an officer of the Company, in addition fees of $14,500 (June 30, 2006: $Nil) paid or accrued to the President of the Company.

During the current period, the Company issued 100,000 shares of common stock (June 30, 2006: Nil) to a director (Note 4(d)) which has been recorded at a fair value of $100,000 and is recorded in consulting fees.

The amount due to a director of $13,029 at March 31, 2007 (March 31, 2007: $13,029) is unsecured, non-interest bearing and has no specific terms for repayment.

3. Related Party Transactions (continued)

During the three month period ended June 30, 2007, the Company entered into four promissory note agreements with one shareholder and one promissory note agreement with another shareholder of the Company for total proceeds of $193,930 (March 31, 2007 - $Nil). These promissory notes are unsecured, non-interest bearing and have no specific terms for repayment

4. Common Stock

During the three months ended June 30, 2007, the Company entered into the following stock related transactions:

Received $50,000 in subscriptions in advance towards a private placement of 1,000,000 units at $0.80. Each unit is comprised of one share and one-half share purchase warrant, exercisable for a period of 2 years at a price of $1.00 per share.

Issued 250,000 shares of common stock at fair value for payment towards the Family Butte Property Agreement (Note 2 (a)).

Issued 50,000 shares of common stock at fair value for payment towards the Hat Property Agreement (Note 2 (c)).

Issued 100,000 shares of common stock at fair value to a director of the Company as compensation (Note 3).

Issued 100,000 shares of common stock at fair value to a technical advisor to the Company as compensation. The fair value of these shares, $100,000, has been allocated to consulting fees.

Issued 200,000 shares of common stock at fair value for payment towards the Pinto Property Agreement (Note 2 (d)).

5. Donated Capital

Effective April 1, 2005, the Company recognizes donated services from officers of the Company for office rent, valued at $500 per month totalling $1,500 for the three months ending June 30, 2007 (June 30, 2006: $1,500).

6. Subsequent Events

The following transactions occurred after the year ended March 31, 2007:

(a) The company received $44,000 in subscriptions in advance towards a private placement (Note 4(a)).

(b) On July 28, 2007 the company issued 50,000 common shares as a finders' fee for the Pinto property.

6. Subsequent Events (continued)

(c) On August 1, 2007, the Company entered into the Whale Property Agreement. Under the terms of the Whale Property Agreement, the Company will earn its 100% interest in the Whale Claims in exchange for cash and shares of common stock as follows:

-    $40,000 cash to be paid upon execution of the Agreement (paid)

-    $40,000 cash to be paid by October 1, 2007

-    $40,000 cash to be paid by February 1, 2008

-    $80,000 cash to be paid by June 1, 2008

-    $80,000 cash to be paid by June 1, 2009

-    100,000 common shares to be issued upon Execution of the Agreement

-    50,000 common shares to be issued by October 1, 2007

-    50,000 common shares to be issued by February 1, 2008

-    100,000 common shares to be issued by June 1, 2008; and

-    100,000 common shares to be issued by June 1, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

The business of our Company is the acquisition, exploration and exploitation of mineral properties having the potential to host economically viable uranium deposits. The Company'sIts geographic area of interest is the state of Utah and the "Four Corners" area, where the states of Utah, Nevada, Colorado and New Mexico intersect. The major geographical feature is the 90,000 square mile Colorado Plateau, which is rich in coal, oil shale and uranium.

Specifically, management is focused on the acquisition and development of near term production properties in the Colorado plateau within economic hauling distance to processing facilities (the Ticaboo Mill and the White Mesa Mill).

As of June 30, 2007, the Company has acquired interests in four mineral properties, summarized in the table below:

Cash Requirements

We are a start-up exploration company and must raise cash to implement our business plan. The company is in the process of acquiring and evaluating mineral properties, therefore our cash requirements over the next twelve months depend to a certain degree on acquisition opportunities, as well as discoveries on our properties. The payment requirements for properties that have been acquired, or are being acquired after June 30, 2007 for the next twelve months is $985,000. In addition, the Pinto Property agreement calls for $300,000 in expenditures over the next 24 moths. To continue operations and commence exploration on our current properties, management estimates that the company will require approximately $3,000,000 over the next twelve months.

The Company is raising $1,000,000 in a private placement, which consists of units priced at $0.80 with one half purchase warrant to purchase another share at $1.00 for two years. As of August 17th, 2007 the company has received a total of $148,000 in investor deposits toward the private placement.

Since March 31, 2007 we have received shareholder loans totaling $193,930 for property payments, office and warehouse expenses, exploration costs and employees. Management anticipates meeting the company's short term cash requirements through additional loans from shareholders and subscriptions for the private placement.

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

Item 3. Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including Mr. Peter Dickie, our Chief Executive Officer, and Mr. Christopher Turley, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms. There have been no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our three-month quarterly period ended June 30, 2007, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

Subsequent to the fiscal year 2007, certain matters were submitted to our shareholders for approval as follows:

On March 22, 2007, the Board of Directors authorized and approved, subject to shareholder approval, the change of our name from "McNab Creek Gold Corp." to "Utah Uranium Corp.", which the Board of Directors deemed to be in our best interests and those of our shareholders. The Board further authorized the preparation and circulation of an Information Statement to be filed under section 14(c) of the Securities Exchange Act (the "Information Statement"), which Information Statement was filed on May 18, 2007. On April 18, 2007, the holders of a majority of the Company's voting power approved the amendment to the Articles of Incorporation changing the Company's name to Utah Uranium Corp. The name change took effect on April 27, 2007 and the Company was issued the trading symbol of UTUC.

tem 5. Other Information.

None

Item 6. Exhibits.

31 Section 302 Certification of C.E.O. and C.F.O.

32 Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        UTAH URANIUM CORP.

Dated: August 20, 2007             Per:    /s/ Peter E. Dickie

                                                Peter E. Dickie,

                                                President and Director