Form 10QSB
period 2007-09-30
Utah Uranium Corp.
filed 2007-11-19
CIK 1295190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2007
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

Utah Uranium Corp.

(Exact name of registrant as specified in its charter)

———————

Nevada	000-50915	98-0343710
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

11850 South Highway 191, Unit B-9, Moab, UT  84532

(Address of Principal Executive Office) (Zip Code)

(435) 259-0460

(Registrant’s telephone number, including area code)

———————

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  38,279,200 common shares issued and outstanding as of November 15, 2007

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
Transitional Small Business Disclosure Format (check one)		Yes	X	No

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

Following are the financial statements of the Company for the period ended September 30, 2007.

UTAH URANIUM CORP.

(Formerly McNab Creek Gold Corp.)

 (An exploration stage company)

Financial Statements

September 30, 2007

Index

Balance Sheets

Statements of Operations

Statements of Cash Flows

Notes to the Financial Statements

UTAH URANIUM CORP.
(Formerly McNab Creek Gold Corp.)
(An exploration stage company)

BALANCE SHEETS

	September 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$ -	$ 28,303
Prepaids	5,322	1,623
Total Current Assets	5,322	29,926
Equipment, net	-	48
Mineral properties - Note 2	880,000	-

Total Assets	$ 885,322	$ 29,974

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank indebtedness	$ 18,171	$ -
Accounts payable and accrued liabilities	157,618	59,234
Promissory notes - Note 3	278,930	-
Due to director - Note 4	13,029	13,029
Total Liabilities	467,748	72,263

Contingency - Note 1
Subsequent Events - Note 7

Stockholders' Deficit
Common stock - Note 5
Authorized : 100,000,000 common shares, $0.0001 par value
Issued and outstanding : 37,709,200 common shares (March 31, 2007 - 36,759,200)	3,771	3,676
Common stock subscribed - Note 5(a)	180,000	-
Additional paid-in capital	1,260,776	349,371
Deficit accumulated during the exploration stage	(1,026,973)	(395,336)
Total Stockholders' Deficit	417,574	(42,289)
Total Liabilities and Stockholders' Deficit	$ 885,322	$ 29,974

(The accompanying notes are an integral part of these financial statements)

UTAH URANIUM CORP. (Formerly McNab Creek Gold Corp.)
(An exploration stage company)
STATEMENTS OF CASH FLOWS

February 15,
Six months	Six months	2001 (date of
ended	ended	incorporation) to
September 30	September 30	September 30
2007	2006	2007

Operating Activities
Net loss	$ (631,637)	$ (43,607)	$ (1,026,973)
Non-cash items:
- Amortization	48	79	432
- Compensation expense	-	-	48,960
- Donated service	3,000	3,000	15,000
- Shares issued for services	248,500	10,000	270,751
- Shares issued for mineral properties	660,000	-	660,000
Changes in non-cash working capital items:
- Prepaids	(3,699)	-	(5,324)
- Accounts payable and accrued liabilities	98,384	(20,588)	151,451
- Due to director	-	-	17,574
Net cash used in operating activities	374,596	(51,116)	131,871

Investing Activities
Acquisition of equipment	-	-	(432)
Mineral properties	(880,000)	-	(880,000)
Net cash flows used in investing activities	(880,000)	-	(880,432)

Financing activities
Proceeds from the issuance of common stock	-	49,747	241,460
Common stock subscribed	180,000	-	180,000
Proceeds from the issuance of promissory notes	278,930	-	308,930
Net cash flows provided by financing activities	458,930	49,747	730,390

Decrease in cash	(46,474)	(1,369)	(18,171)

Cash - Beginning of period	28,303	9,037	-

Cash (bank indebtedness) - End of period	$ (18,171)	$ 7,668	$ (18,171)

Supplementary cash flow information:

During the six months ended September 30, 2007, the Company effected the following non-cash share transactions:
- Issued 250,000 shares at a price of $1.09 of its $0.0001 par value common stock at fair value as payment for the Family Butte Property - Note 2(a)
- Issued 50,000 shares at a price of $1.05 of its $0.0001 par value common stock at fair value as payment for the Hat Property - Note 2(c)
- Issued 200,000 shares at a price of $1.12 of its $0.0001 par value common stock at fair value as payment for the Pinto Property - Note 2(d)
- Issued 50,000 shares at a price of $1.25 of its $0.0001 par value common stock at fair value as a finders's fee for the Pinto Property - Note 2(d)
- Issued 100,000 shares at a price of $0.485 of its $0.0001 par value common stock at fair value as payment for the Whale Property - Note 2(f)
- Issued 100,000 shares at a price of $1.00 of its $0.0001 par value common stock at fair value as compensation for a director - Note 5(d)
- Issued 100,000 shares at a price of $0.485 of its $0.0001 par value common stock at fair value as compensation for a director - Note 5(d)
- Issued 100,000 shares at a price of $1.00 of its $0.0001 par value common stock at fair value as compensation for a technical consultant - Note 5(e)

Cash paid for interest	$ -	$
Cash paid for income taxes	$ -	$-

(The accompanying notes are an integral part of these financial statements)

UTAH URANIUM CORP.
(Formerly McNab Creek Gold Corp.)
(An exploration stage company)
STATEMENTS OF CASH FLOWS

			February 15,
	Six months	Six months	2001 (date of
	ended	ended	incorporation) to
	September 30	September 30	September 30
	2007	2006	2007

Operating Activities
Net loss	$ (631,637)	$ (43,607)	$ (1,026,973)
Non-cash items:
- Amortization	48	79	432
- Compensation expense	-	-	48,960
- Donated service	3,000	3,000	15,000
- Shares issued for services	248,500	10,000	270,751
- Shares issued for mineral properties	660,000	-	660,000
Changes in non-cash working capital items:
- Prepaids	(3,699)	-	(5,324)
- Accounts payable and accrued liabilities	98,384	(20,588)	151,451
- Due to director	-	-	17,574
Net cash used in operating activities	374,596	(51,116)	131,871

Investing Activities
Acquisition of equipment	-	-	(432)
Mineral properties	(880,000)	-	(880,000)
Net cash flows used in investing activities	(880,000)	-	(880,432)

Financing activities
Proceeds from the issuance of common stock	-	49,747	241,460
Common stock subscribed	180,000	-	180,000
Proceeds from the issuance of promissory notes	278,930	-	308,930
Net cash flows provided by financing activities	458,930	49,747	730,390

Decrease in cash	(46,474)	(1,369)	(18,171)

Cash - Beginning of period	28,303	9,037	-

Cash (bank indebtedness) - End of period	$ (18,171)	$ 7,668	$ (18,171)

Supplementary cash flow information:

During the six months ended September 30, 2007, the Company effected the following non-cash share transactions:
- Issued 250,000 shares at a price of $1.09 of its $0.0001 par value common stock at fair value as payment for the Family Butte Property - Note 2(a)
- Issued 50,000 shares at a price of $1.05 of its $0.0001 par value common stock at fair value as payment for the Hat Property - Note 2(c)
- Issued 200,000 shares at a price of $1.12 of its $0.0001 par value common stock at fair value as payment for the Pinto Property - Note 2(d)
- Issued 50,000 shares at a price of $1.25 of its $0.0001 par value common stock at fair value as a finders's fee for the Pinto Property - Note 2(d)
- Issued 100,000 shares at a price of $0.485 of its $0.0001 par value common stock at fair value as payment for the Whale Property - Note 2(f)
- Issued 100,000 shares at a price of $1.00 of its $0.0001 par value common stock at fair value as compensation for a director - Note 5(d)
- Issued 100,000 shares at a price of $0.485 of its $0.0001 par value common stock at fair value as compensation for a director - Note 5(d)
- Issued 100,000 shares at a price of $1.00 of its $0.0001 par value common stock at fair value as compensation for a technical consultant - Note 5(e)

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

(The accompanying notes are an integral part of these financial statements)

UTAH URANIUM GOLD CORP.

(Formerly McNab Creek Gold Corp.)

(An exploration stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2007

1.

Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB as at March 31, 2007. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

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

2.

Mineral Properties

The following summarizes expenditures on the Company’s mineral property interests for the period ended September 30, 2007:

	Family Butte	Hat	Pinto	Hoopie	Whale	Other	Total

Balance Sheets:
Acquisition	$ 272,500	$ 72,500	$ 436,500	$ 10,000	$ 88,500	$ -	$ 880,000

Statements of Operations:
Claim maintenance fees	$ 13,245	$ 2,250	$ 43,367	$ -	$ 4,514	$ -	$ 63,376
Consulting fees	4,857	1,087	8,078	613	1,944	-	16,579
Investigation	25,161	200	-	-	6,730	446	32,537
Supplies	124	-	336	-	-	-	460
Travel expenses	2,461	-	1,663	-	-	-	4,124

September 30, 2007	$ 45,848	$ 3,537	$ 53,444	$ 613	$ 13,188	$ 446	$ 117,076

(a)

On March 15, 2007 the Company entered into two Purchase Agreements (the “Family Butte Agreement) for the purchase of certain mining claims located in Emery County, Utah (the “Family Butte Property”).  The two property vendors (Mssrs. Ekker and Adams) each have a 50% in these claims which they have agreed to sell to the Company to acquire a 100% interest in these claims in exchange for cash and shares of common stock as follows:

To Mr. Ekker:

1.

$38,000 cash to be paid within 60 days of the date of the Family Butte Agreement ($33,029 paid during the year ended March 31, 2007 (see Note 2(b)),

2.

$50,000 cash to be paid by March 15, 2008,

3.

100,000 shares of common stock to be issued within 60 days of the date of the Family Butte Agreement (issued) at a fair value of $109,000; and

4.

100,000 shares of common stock to be issued by March 15, 2008.

To Mr. Adams:

1.

$200,000 within 60 days of the execution of the Family Butte Agreement (paid during the year ended March 31, 2007),

2.

$130,000 on or before March 15, 2008,

3.

150,000 shares of common stock to be issued within 60 days of the date of the Family Butte Agreement (issued) at a fair value of $163,500; and

4.

150,000 shares of common stock to be issued by March 15, 2008.

(a)

On April 10, 2007, the Company entered into an agreement with Mssrs. Ekker and Adams (the "Henry Mountain Agreement") located in the state of Utah for the purchase of a 50% interest in the claims (the “Henry Mountain Property”), for a total purchase price of $50,000, payable in stages, and the issuance of a total of 600,000 common shares, issuable in stages. During the year ended March 31, 2007 the Company paid $33,029 towards the claims. As the Henry Mountain Agreement was entered into with the same parties as the Family Butte Agreement (Note 2(a)), Mssrs. Ekker and Adams allowed the Company to apply the $33,029 payment towards the purchase of the Family Butte Property (Note 2(a)). During the six month period ended September 30, 2007, the Company performed additional research on merits of the claims and, combined with the inability to reach a purchase agreement on the outstanding 50% interest in the claims, the Company decided not to pursue the purchase of the Henry Mountain Property.

(b)

On June 1, 2007, the Company entered into a Purchase Agreement (the "Hat Claims Agreement") for the purchase of certain mining claims (the “Hat Property”) located in Montrose County, Colorado. The Company will acquire 100% of the interest in these claims in exchange for cash and shares of common stock as follows:

-

$10,000 cash to be paid upon execution of the Hat Claims Agreement (paid),

-

$10,000 cash to be paid by August 22, 2007 (paid),

-

$45,000 cash to be paid by December 22, 2007,

-

$80,000 cash to be paid by June 22, 2008,

-

$100,000 cash to be paid by June 22, 2009,

-

$130,000 cash to be paid by June 22, 2010,

-

50,000 shares of common stock to be by December 22, 2007 (issued) at a fair value of $52,500,

-

100,000 shares of common stock to be issued by June 22, 2008,

-

100,000 shares of common stock to be issued by June 22, 2009; and

-

150,000 shares of common stock to be issued by June 22, 2010.

(c)

On June 1, 2007, the Company entered into a Purchase Agreement (the "Pinto Claims Agreement") for the purchase of certain mining claims (the “Pinto Claims”) located in Wayne County, Utah. The Company will acquire 100% of the interest in these claims in exchange for cash and shares of common stock as follows:

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

The Company also paid a finder’s fee of 50,000 common shares at a fair value of $62,500. The Company is obligated to expend $300,000 as work commitment on the claims within the 24 month period following the date of execution of the Pinto Claims Agreement.

The Pinto Claims are subject to a royalty payable of 4% on uranium and 2% on vadadium. The Company has the right to purchase 2% of the uranium royalty for $3,000,000.

(d)

On June 29, 2007, the Company entered into a Purchase Agreement (the “Hoopie Mine Agreement”) for the purchase of certain mining claims (the “Hoopie Mine Property”) in Montrose County. The Company will acquire 100% of the interest in these claims in exchange for cash and shares of common stock as follows:

-    $10,000 cash to be paid upon execution of the Hoopie Mine Agreement (paid),

-   $10,000 cash to be paid 90 days after the execution of the Hoopie Mine Agreement (the Company and the party with whom they had entered into the Hoopie Mine Agreement with have agreed to defer this payment),

-    $45,000 cash to be paid 180 days after the execution of the Hoopie Mine Agreement,

-    $80,000 cash to be paid by June 29, 2008,

-    $100,000 cash to be paid by June 29, 2009,

-    $100,000 cash to be paid by June 29, 2010,

-   50,000 common shares to be issued 180 days after the execution of the Hoopie Mine Agreement (issued subsequent to September 30, 2007),

-    100,000 common shares to be issued by June 29, 2008,

-    100,000 common shares to be issued by June 29, 2009; and

-    150,000 common shares to be issued by June 29, 2010.

(e)

On August 1, 2007, the Company entered into a Purchase Agreement (the “Whale Property Agreement”) for the purchase of certain mining claims (the “Whale Property”) in San Juan County, Utah. Under the terms of the Whale Property Agreement, the Company will earn its 100% interest in these claims in exchange for cash and shares of common stock as follows:

-    $40,000 cash to be paid upon execution of the Agreement (paid),

-    $40,000 cash to be paid by October 1, 2007 (paid subsequent to September 30, 2007),

-    $40,000 cash to be paid by February 1, 2008,

-    $80,000 cash to be paid by June 1, 2008,

-    $80,000 cash to be paid by June 1, 2009,

-    100,000 common shares to be issued upon Execution of the Agreement (issued) at a fair value of $48,500,

-    50,000 common shares to be issued by October 1, 2007 (issued subsequent to September 30, 2007),

-    50,000 common shares to be issued by February 1, 2008,

-    100,000 common shares to be issued by June 1, 2008; and

-    100,000 common shares to be issued by June 1, 2009.

3.

Promissory Notes

During the six month period ended September 30, 2007, the Company entered into six promissory notes for total proceeds of $278,930 (March 31, 2007 - $Nil). These promissory notes are unsecured, non-interest bearing and have no specific terms for repayment.

4.

Related Party Transactions

During the six month period ended September 30, 2007, the Company entered into the following transactions with related parties:

(a)  Paid or accrued consulting fees of $23,900 (September 30, 2006: $Nil) to an officer of the Company and $35,000 (September 30, 2006: $Nil) to the President of the Company. During the year ended March 31, 2007, the Company entered into a consulting agreement with the President, whereby the Company is obligated to pay $5,000 per month to the President, for a term of two years.

(b)

Paid or accrued $25,232 (September 30, 2006: $Nil) in travel expenses for a director of the Company.

(c)  Issued 200,000 shares of common stock (September 30, 2006: $Nil) to a director (Note 5(d)) which has been recorded at a fair value of $148,500 and is recorded in consulting fees.

The amount due to a director of $13,029 at September 30, 2007 (March 31, 2007: $13,029) is unsecured, non-interest bearing and has no specific terms for repayment.

5.

Common Stock

During the six months ended September 30, 2007, the Company entered into the following stock related transactions:

(a)

Received $180,000 in subscriptions in advance towards a private placement of 520,000 units at $0.50. Each unit is comprised of one share and one share purchase warrant, exercisable for a period of 2 years at a price of $0.80 per share. See Note 7(a).

(b)

Issued 250,000 shares of common stock at fair value for payment towards the Family Butte Property Agreement (Note 2(a)). The fair value of these shares, $272,500 has been recorded in acquisition costs for the Family Butte Property.

(c)

Issued 50,000 shares of common stock at fair value for payment towards the Hat Property Agreement (Note 2(c)). The fair value of these shares, $52,500 has been recorded in acquisition costs for the Hat Property.

(d)

Issued 200,000 shares of common stock at fair value to a director of the Company as compensation (Note 3). The fair value of these shares, $148,500 has been recorded in consulting fees.

(e)

Issued 100,000 shares of common stock at fair value to a technical advisor to the Company as compensation. The fair value of these shares, $100,000, has been allocated to consulting fees.

(f)

Issued 200,000 shares of common stock at fair value for payment towards the Pinto Property Agreement (Note 2(d)). The fair value of these shares, $224,000 has been recorded in acquisition costs for the Pinto Property.

(g)

Issued 50,000 shares of common stock at fair value as a finder’s fee towards the Pinto Property Agreement (Note 2(d)). The fair value of these shares, $62,500 has been recorded in acquisition costs for the Pinto Property.

(h)

Issued 100,000 shares of common stock at fair value for payment towards the Whale Property Agreement (Note 2(f)). The fair value of these shares, $48,500 has been allocated to acquisition costs for the Whale Property.

6.

Donated Capital

Effective April 1, 2005, the Company recognizes donated services from officers of the Company for office rent, valued at $500 per month totalling $3,000 for the six months ending September 30, 2007 (September 30, 2006: $3,000).

7.

Subsequent Events

The following transactions occurred after the period ended September 30, 2007:

(a)

On October 11, 2007 the Company closed a private placement (see Note 5(a)), for total proceeds of $260,000 (including $70,000 converted to shares from the promissory notes (Note 3)).  The Company issued 520,000 share units at $0.50, with each share unit comprised of one share and one share purchase warrant, exercisable for a period of 2 years at a price of $0.80 per share.

(b)

On November 1, 2007 the Company entered into a Joint Venture Agreement (the “JV Agreement”) with Consolidated Abaddon Resources Inc. (“Abaddon”) regarding its Pinto Claims (Note 2(d)). Under the terms of the JV Agreement, Abaddon will earn its 60% interest in the Pinto Claims in exchange for a one-time payment to the Company of $100,000 upon the date (the “Approval Date”) that Abaddon receives approval from the TSX Venture Exchange for the JV Agreement, the assumption of 60% of the Company’s $450,000 remaining cash obligation (Note 2(d)) and the issuance of shares of common stock as follows:

 -   100,000 common shares to be issued on the Approval Date,

-    180,000 common shares to be issued before June 1, 2008,

-    240,000 common shares to be issued before June 1, 2009,

Abaddon is also responsible to complete a work commitment of exploration expenditures on the Pinto Claims as follows:

-    $305,000 before December 31, 2007,

(b)

(continued)

-   An additional $300,000 before June 1, 2008.

On completion of the work commitment, Abaddon will have earned a right to acquire a further 10% interest in the Pinto Claims.

(c)

The Company issued 50,000 common shares pursuant to the Hoopie Mine Agreement (Note 2(e)).

(d)

The Company paid $40,000 and issued 50,000 common shares pursuant to the Whale Property Agreement (Note 3(f)).

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

The business of our Company is the acquisition, exploration and exploitation of mineral properties having the potential to host economically viable uranium deposits.  The Company’s geographic area of interest is the state of Utah and the “Four Corners” area, where the states of Utah, Nevada, Colorado and New Mexico intersect.  The major geographical feature is the 90,000 square mile Colorado Plateau, which is rich in coal, oil shale and uranium.

Specifically, management is focused on the acquisition and development of near term production properties in the Colorado plateau within economic hauling distance to processing facilities (the Ticaboo Mill and the White Mesa Mill).

As of September 30, 2007, the Company has acquired interests in five mineral properties, summarized in the table below:

Property	Family Butte (Utah)	Pinto (Utah)	Whale (UTAH)	Hat (Colorado)	Hoopie (Colorado)
Number of claims	112	344	33	$ 18	10
Area in acres (hectares)	2,075 (840)	7,203 (2,915)	398 (161)	372 (150)	206.6 (83.6)
Cash Payments to Date	$ 25,661	$ 212,500	$ 46,730	$ 20,000	$ 10,000
Share Payments to Date	$ 272,500	$ 286,900	$ 48,500	$ 52,700	0
Distance to Ticaboo Mill in miles (km)	106 (170)	68 (110)	193 (310	224 (360)	N/A
Distance to White Mesa Mill in miles (km)	186 (300)	140 (225)	(68) 110	112 (180)	78 (125)
Past Workings	Union Carbide	Greenfields	Plateau Resources	- Us Vanadium - Atlas Minerals	Independent Miner
Historical Exploration (# of holes)	80-100	0	100-125	N/A	10 +
Past Producing Mines (s)	Yes	No	No	Yes	Yes
Adits / Portals / Mines	5 mines, 9 portals	0	Modern Portal	2 mines, many adits	Modern Portal
Infrastructure / Access	Good quality dirt road	Access	Dirt road	Dirt road	
Proposed Work Program	Re-log old drill holes	20 hole - 5,000 ft drill program	Re-log old drill holes	10 Drill hole, 3,500 ft program, 1/2 to twin holes and 1/2 to test southern extension	30 Drill hole program to verify orebody and test Morrison formation

1

Cash Requirements

We are a start-up exploration company and must raise cash to implement our business plan.  The company is in the process of acquiring and evaluating mineral properties, therefore our cash requirements over the next twelve months depend to a certain degree on acquisition opportunities, as well as discoveries on our properties.  The payment requirements for properties that have been acquired as of September 30, 2007 for the next twelve months are $580,000.

On October 11th the company closed a private placement for total proceeds of $260,000, consisting of 520,000 units at $0.50, consisting of one share and one share purchase warrant to purchase another share at $0.80 for two years.  The placement consisted of $190,000 in cash receipts and included a conversion of $70,000 from a shareholder loan to units. Since March 31, 2007 the company has received shareholder loans totaling $278,930 ($208,930 outstanding after closing of PP) for property payments, office and warehouse expenses, exploration costs and employees.

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

Item 3.

Controls and Procedures.

In accordance with Exchange Act Rule 13a-15,  an  evaluation  was completed under the supervision  and with the  participation  of our management, including Mr. Peter Dickie, our Chief Executive  Officer,  and Mr. Christopher Turley, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure  controls and  procedures as of the end of the period covered by this Quarterly Report.  Based on that evaluation,  our management including the Chief Executive  Officer and Chief  Financial  Officer,  concluded that our disclosure controls and  procedures  are effective,  to provide  reasonable  assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded,  processed,  summarized,  and reported within the time periods  specified  in the  Commission's  rules and  forms.  There  have been no changes to our internal  controls over  financial  reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our  three-month  quarterly  period ended June 30, 2007,  that materially affected,  or were reasonably likely to materially affect, our internal controls over financial reporting.

2

PART II – OTHER INFORMATION

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

None

Item 5.

Other Information.

None

Item 6.

Exhibits.

31

Section 302 Certification of C.E.O. and C.F.O.

32

Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTAH URANIUM CORP.

Dated:  November 19, 2007

Per:

/s/ Peter E. Dickie

Peter E. Dicke,

President and Director

3