Form 10QSB/A
period 2007-09-30
Utah Uranium Corp.
filed 2008-02-11
CIK 1295190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

2ND AMENDMENT

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

EXPLANATORY NOTE

The Company is filing this second amended 10-QSB for the period ended September 30, 2007, in order to correct a table which is inadvertently filed with incorrect information.  The Statements of Operations with the corrected table follows.

UTAH URANIUM CORP.
(Formerly McNab Creek Gold Corp.)
(An exploration stage company)

STATEMENTS OF OPERATIONS
(Unaudited)

					February 15,
	Three months ended		Six months ended		2001 (date of
	ended		ended		inception) to
	September 30		September 30		September 30
	2007	2006	2007	2006	2007

Expenses
Amortization	$ 12	$ 19	$ 48	$ 79	$ 257
Compensation expenses	-	-	-	10,000	48,960
Consulting fees - Note 4	103,043	15,000	346,945	15,000	422,925
General and administrative	115,449	10,314	156,568	15,528	337,946
Mineral properties - Note 2	18,799	-	117,076	-	193,885
Rent - Note 6	7,500	1,500	11,000	3,000	23,000
Net loss	$ (244,803)	$ (26,833)	$ (631,637)	$ (43,607)	$ (1,026,973)

Loss per share attributable to common
stockholders:
Basic and diluted	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.00)

Weighted average number of
common shares outstanding:
Basic and diluted	37,533,925	36,079,852	37,062,155	35,920,402

(The accompanying notes are an integral part of these financial statements)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTAH URANIUM CORP.

Dated:  February 8, 2008

Per:   /s/ Peter E. Dickie

Peter E. Dickie

President and Director

3