Form 10QSB
period 2007-12-31
Utah Uranium Corp.
filed 2008-02-14
CIK 1295190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: December 31, 2007
or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  38,279,200 common shares issued and outstanding as of February 12, 2008

Transitional Small Business Disclosure Format (check one)		Yes	X	No

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

Following are the financial statements of the Company for the period ended December 31, 2007.

UTAH URANIUM CORP.

(Formerly McNab Creek Gold Corp.)

 (An exploration stage company)

Financial Statements

December 31, 2007

Index

Balance Sheets

Statements of Operations

Statements of Cash Flows

Notes to the Financial Statements

UTAH URANIUM CORP.
(Formerly McNab Creek Gold Corp.)
(An exploration stage company)

BALANCE SHEETS

	December 31,	March 31,
	2007	2007
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$ 13,816	$ 28,303
Receivables - Note 2(g)	27,913	-
Prepaids	6,821	1,623
Total Current Assets	48,550	29,926
Equipment, net	-	48
Mineral properties - Note 2	932,230	-

Total Assets	$ 980,780	$ 29,974

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$ 150,709	$ 59,234
Promissory notes - Note 3	319,957	-
Due to director - Note 4	13,029	13,029
Total Liabilities	483,695	72,263

Contingency - Note 1
Subsequent Events - Note 7

Stockholders' Equity (Deficit)
Common stock - Note 5
Authorized : 100,000,000 common shares, $0.0001 par value
Issued and outstanding : 38,379,200 common shares (March 31, 2007 - 36,759,200)	3,838	3,676
Additional paid-in capital	1,667,809	349,371
Deficit accumulated during the exploration stage	(1,174,562)	(395,336)
Total Stockholders' Equity (Deficit)	497,085	(42,289)
Total Liabilities and Stockholders' Equity (Deficit)	$ 980,780	$ 29,974

(The accompanying notes are an integral part of these financial statements)

UTAH URANIUM CORP.
(Formerly McNab Creek Gold Corp.)
(An exploration stage company)

STATEMENTS OF OPERATIONS
(Unaudited)

					February 15,
					2001 (date of
	Three months ended		Nine months ended		inception) to
	December 31,		December 31,		December 31,
	2007	2006	2007	2006	2007

Expenses
Amortization	$ -	$ 36	$ 48	$ 115	$ 257
Compensation expenses	-	-	-	10,000	48,960
Consulting fees - Note 4	54,876	19,650	401,821	34,650	477,801
General and administrative	86,818	7,532	243,386	23,061	424,763
Mineral exploration costs - Note 2	395	5,000	117,471	5,000	194,281
Rent - Note 6	5,500	1,500	16,500	4,500	28,500
Net loss	$ (147,589)	$ (33,718)	$ (779,226)	$ (77,326)	$ (1,174,562)

Loss per share attributable to common
stockholders:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.02)	$ (0.00)

Weighted average number of
common shares outstanding:
Basic and diluted	38,122,826	36,079,852	37,549,164	35,920,402

(The accompanying notes are an integral part of these financial statements)

UTAH URANIUM CORP.
(Formerly McNab Creek Gold Corp.)
(An exploration stage company)

STATEMENTS OF CASH FLOWS

			February 15,
	Nine months	Nine months	2001 (date of
	ended	ended	incorporation) to
	December 31,	December 31,	December 31,
	2007	2006	2007

Operating Activities
Net loss	$ (779,226)	$ (77,326)	$ (1,174,562)
Non-cash items:
- Amortization	48	115	432
- Compensation expense	-	-	48,960
- Donated service	4,500	4,500	16,500
- Shares issued for services	248,500	10,000	270,751
Changes in non-cash working capital items:
- Prepaids	(5,198)	(4,299)	(6,823)
- Receivables	(27,913)	-	(27,913)
- Accounts payable and accrued liabilities	91,475	(3,138)	144,542
- Due to director	-	-	17,574
Net cash used in operating activities	(467,814)	(70,148)	(710,539)

Investing Activities
Acquisition of equipment	-	-	(432)
Mineral properties	(126,630)	-	(126,630)
Net cash flows used in investing activities	(126,630)	-	(127,062)

Financing activities
Proceeds from the issuance of common stock	190,000	49,747	431,460
Common stock subscribed	-	100,000	-
Proceeds from the issuance of promissory notes	389,957	-	419,957
Net cash flows provided by financing activities	579,957	149,747	851,417

Change in cash	(14,487)	79,599	13,816

Cash - Beginning	28,303	9,037	-

Cash - End	$ 13,816	$ 88,636	$ 13,816

Supplementary cash flow information:

During the nine months ended December 31, 2007, the Company effected the following non-cash share transactions:
- Issued 250,000 shares at a price of $1.090 of its $0.0001 par value common stock at fair value as payment for the Family Butte Property - Note 2(a)
- Issued 50,000 shares at a price of $1.052 of its $0.0001 par value common stock at fair value as payment for the Hat Property - Note 2(c)
- Issued 200,000 shares at a price of $1.120 of its $0.0001 par value common stock at fair value as payment for the Pinto Property - Note 2(d)
- Issued 50,000 shares at a price of $1.250 of its $0.0001 par value common stock at fair value as a finders's fee for the Pinto Property - Note 2(d)
- Issued 50,000 shares at a price of $0.900 of its par value common stock at fair value as payment for the Hoopie Property - Note 2(e)
- Issued 100,000 shares at a price of $0.485 of its $0.0001 par value common stock at fair value as payment for the Whale Property - Note 2(f)
- Issued 50,000 shares at a price of $1.110 of its $0.0001 par value common stock at fair value as payment for the Whale Property - Note 2(f)
- Issued 50,000 shares at a price of $0.900 of its par value common stock at fair value as payment for the Ray Marie Property - Note 2(h)
- Issued 140,000 shares at a price of $0.500 of its $0.0001 par value common stock at fair value for a promissory note - Note 3 and Note 5(a)
- Issued 100,000 shares at a price of $1.000 of its $0.0001 par value common stock at fair value as compensation for a director - Note 5(d)
- Issued 100,000 shares at a price of $0.485 of its $0.0001 par value common stock at fair value as compensation for a director - Note 5(d)
- Issued 100,000 shares at a price of $1.000 of its $0.0001 par value common stock at fair value as compensation for a technical consultant - Note 5(e)

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

(The accompanying notes are an integral part of these financial statements)

UTAH URANIUM GOLD CORP.

(Formerly McNab Creek Gold Corp.)

(An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2007

1.

Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB as at March 31, 2007. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended December 31, 2007, are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

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

2.

Mineral Properties

The following summarizes expenditures on the Company’s mineral property interests for the period ended December 31, 2007:

	Family Butte	Hat	Pinto	Hoopie	Whale	Ray Marie	Other	Total

Balance Sheets:
Acquisition	$ 272,500	$ 72,600	$ 333,130	$ 65,000	$ 144,000	$ 45,000	$ -	$ 932,230

Statements of Operations:
Claim maintenance fees	$ 13,245	$ 2,250	$ 43,367	$ -	$ 4,514	$ -	$ -	$ 63,376
Consulting fees	5,022	1,129	8,078	613	2,029	-	-	16,871
Investigation	25,160	100	-	-	6,730	-	650	32,640
Supplies	124	-	336	-	-	-	-	460
Travel expenses	2,461	-	1,663	-	-	-	-	4,124

December 31, 2007	$ 46,012	$ 3,479	$ 53,444	$ 613	$ 13,273	$ -	$ 650	$ 117,471

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

December 31, 2007

2.

Mineral Properties (continued)

(a)   (continued)

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

(a)

On April 10, 2007, the Company entered into an agreement with Messrs. Ekker and Adams (the "Henry Mountain Agreement") located in the state of Utah for the purchase of a 50% interest in the claims (the “Henry Mountain Property”), for a total purchase price of $50,000, payable in stages, and the issuance of a total of 600,000 common shares, issuable in stages. During the year ended March 31, 2007 the Company paid $33,029 towards the claims. As the Henry Mountain Agreement was entered into with the same parties as the Family Butte Agreement (Note 2(a)), Messrs. Ekker and Adams allowed the Company to apply the $33,029 payment towards the purchase of the Family Butte Property (Note 2(a)). During the nine month period ended December 31, 2007, the Company performed additional research on merits of the claims and, combined with the inability to reach a purchase agreement on the outstanding 50% interest in the claims, the Company decided not to pursue the purchase of the Henry Mountain Property.

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

-

$10,000 cash to be paid upon execution of the Hat Claims Agreement (paid),

-

$10,000 cash to be paid by August 22, 2007 (paid),

-

$45,000 cash to be paid by December 22, 2007 (the Company is currently in negotiations with the Vendor to settle the payment),

-

$80,000 cash to be paid by June 22, 2008,

-

$100,000 cash to be paid by June 22, 2009,

-

$130,000 cash to be paid by June 22, 2010,

-

50,000 shares of common stock to be issued by December 22, 2007 (issued) at a fair value of $52,600,

-

100,000 shares of common stock to be issued by June 22, 2008,

-

100,000 shares of common stock to be issued by June 22, 2009; and

-

150,000 shares of common stock to be issued by June 22, 2010.

UTAH URANIUM GOLD CORP.

(Formerly McNab Creek Gold Corp.)

(An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2007

2.

Mineral Properties (continued)

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

The Pinto Claims are subject to a royalty payable of 4% on uranium and 2% on vanadium. The Company has the right to purchase 2% of the uranium royalty for $3,000,000.

(d)

On June 29, 2007, the Company entered into a Purchase Agreement (the “Hoopie Mine Agreement”) for the purchase of certain mining claims (the “Hoopie Mine Property”) in Montrose County, Colorado. The Company will acquire 100% of the interest in these claims in exchange for cash and shares of common stock as follows:

-    $10,000 cash to be paid upon execution of the Hoopie Mine Agreement (paid),

-    $10,000 cash to be paid 90 days after the execution of the Hoopie Mine Agreement (paid),

-    $45,000 cash to be paid 180 days after the execution of the Hoopie Mine Agreement, (the Company is currently in negotiations with the Vendor to settle the payment)

-    $80,000 cash to be paid by June 29, 2008,

-    $100,000 cash to be paid by June 29, 2009,

-    $100,000 cash to be paid by June 29, 2010,

-    50,000 common shares to be issued 180 days after the execution of the Hoopie Mine Agreement (issued) at a fair value of $45,000,

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

(e)

On August 1, 2007, the Company entered into a Purchase Agreement (the “Whale Property Agreement”) for the purchase of certain mining claims (the “Whale Property”) in San Juan County, Utah. Under the terms of the Whale Property Agreement, the Company will earn its 100% interest in these claims in exchange for cash and shares of common stock as follows:

-    $40,000 cash to be paid upon execution of the Agreement (paid),

-    $40,000 cash to be paid by October 1, 2007 (the Company is currently in negotiations with the Vendor to settle the payment),

-    $40,000 cash to be paid by February 1, 2008,

UTAH URANIUM GOLD CORP.

(Formerly McNab Creek Gold Corp.)

(An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2007

-    $80,000 cash to be paid by June 1, 2008,

-    $80,000 cash to be paid by June 1, 2009,

2.

Mineral Properties (continued)

(f)

(continued)

-    100,000 common shares to be issued upon Execution of the Agreement (issued) at a fair value of $48,500,

-    50,000 common shares to be issued by October 1, 2007 (issued) at a fair value of $55,500,

-    50,000 common shares to be issued by February 1, 2008,

-    100,000 common shares to be issued by June 1, 2008; and

-    100,000 common shares to be issued by June 1, 2009.

(g)

On November 1, 2007 the Company entered into a Joint Venture Agreement (the “JV Agreement”) with Consolidated Abaddon Resources Inc. (“Abaddon”) regarding its Pinto Claims (Note 2(d)). Under the terms of the JV Agreement, Abaddon will earn its 60% interest in the Pinto Claims in exchange for a one-time payment to the Company of $100,000 (received) upon the date (the “Approval Date”) that Abaddon receives approval from the TSX Venture Exchange for the JV Agreement, the assumption of 60% of the Company’s $450,000 remaining cash obligation (Note 2(d)) and the issuance of Abaddon’s shares of common stock as follows:

 -   100,000 common shares to be issued on the Approval Date (November 26, 2007), (Received subsequent to December 31, 2007)

-    180,000 common shares to be issued before June 1, 2008; and

-    240,000 common shares to be issued before June 1, 2009.

Abaddon is also responsible to complete a work commitment of exploration expenditures on the Pinto Claims as follows:

-    $305,000 to commence prior to December 31, 2007, (as of December 31, 2007, $134,763 has been completed)

-     An additional $300,000 before June 1, 2008.

On completion of the work commitment, Abaddon will have earned a right to acquire a further 10% interest in the Pinto Claims.

(h)

On November 30, 2007, the Company entered into a Letter of Understanding (the “LOU”) with Bob Shupe and Gary Vancil (the “Vendors”) for the acquisition of 12 mineral claims known as the Ray Marie and Marcas claims (the “Property”).  The Vendors own a 100% interest in the Property located in Colorado.  Under the terms of the LOU, the Vendors will transfer all of their interest to the Company in exchange for cash and shares of common stock as follows:

- $10,000 cash to be paid upon execution of the LOU (as at December 31, 2007, the parties involved are in negotiation with the Vendor in settlement of the payment; $5,000 has been paid subsequent to December 31, 2007)

- $10,000 cash to be paid 90 days after execution of the LOU

- $45,000 cash to be paid 180 days after execution of the LOU

- $80,000 cash to be paid upon the first anniversary of the LOU

- $100,000 cash to be paid upon the second anniversary of the LOU

- $130,000 cash to be paid upon the third anniversary of the LOU

- 50,000 shares of common stock to be issued 180 days after execution of the LOU (issued) at fair value of $45,000

UTAH URANIUM GOLD CORP.

(Formerly McNab Creek Gold Corp.)

(An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2007

- 100,000 shares of common stock to be issued upon the first anniversary of the LOU

- 100,000 shares of common stock to be issued upon the second anniversary of the LOU

- 150,000 shares of common stock to be issued upon the third anniversary of the LOU

3.

Promissory Notes

During the nine month period ended December 31, 2007, the Company entered into eight promissory notes for total proceeds of $389,957 (March 31, 2007 - $Nil).  During the nine months ended December 31, 2007 $70,000 of these promissory notes was converted to equity by issuing 140,000 shares of common stock at $0.50/share (see Note 5(a))  As at December 31, 2007 seven of these promissory notes remain outstanding for a value of $319,957. These promissory notes are unsecured, non-interest bearing and have no specific terms for repayment.

4.

Related Party Transactions

During the nine month period ended December 31, 2007, the Company entered into the following transactions with related parties:

(a)  Paid or accrued consulting fees of $73,770 (December 31, 2006: $Nil) to officers of the Company and $45,000 (December 31, 2006: $Nil) to the President of the Company. During the year ended March 31, 2007, the Company entered into a consulting agreement with the President, whereby the Company is obligated to pay $5,000 per month to the President, for a term of two years.

(b)  Issued 200,000 shares of common stock (December 31, 2006: $Nil) to a director (Note 5(d)) which has been recorded at a fair value of $148,500 and is recorded in consulting fees.

The amount due to a director of $13,029 at December 31, 2007 (March 31, 2007: $13,029) is unsecured, non-interest bearing and has no specific terms for repayment.

5.

Common Stock

During the nine months ended December 31, 2007, the Company entered into the following stock related transactions:

(a)

The Company closed a private placement for total proceeds of $190,000 and $70,000 converted to shares from the promissory notes (Note 3).  The Company issued 520,000 share units at $0.50, with each share unit comprised of one share and one share purchase warrant, exercisable for a period of 2 years at a price of $0.80 per share

(b)

Issued 250,000 shares of common stock at fair value for payment towards the Family Butte Property Agreement (Note 2(a)). The fair value of these shares, $272,500 has been recorded in acquisition costs for the Family Butte Property.

(c)

Issued 50,000 shares of common stock at fair value for payment towards the Hat Property Agreement (Note 2(c)). The fair value of these shares, $52,600 has been recorded in acquisition costs for the Hat Property.

(d)

Issued 200,000 shares of common stock at fair value to a director of the Company as compensation (Note 4 (c)). The fair value of these shares, $148,500 has been recorded in consulting fees.

UTAH URANIUM GOLD CORP.

(Formerly McNab Creek Gold Corp.)

(An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2007

(e)

Issued 100,000 shares of common stock at fair value to a technical advisor to the Company as compensation. The fair value of these shares, $100,000, has been allocated to consulting fees.

(f)

Issued 200,000 shares of common stock at fair value for payment towards the Pinto Property Agreement (Note 2(d). The fair value of these shares, $224,000 has been recorded in acquisition costs for the Pinto Property.

5.

Common Stock (continued)

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

(i)

Issued 50,000 common shares pursuant to the Hoopie Mine Agreement (Note 2(e)).  The fair value of these shares, $45,000 has been allocated to acquisition costs for the Hoopie Property.

(j)

Issued 50,000 common shares pursuant to the Whale Property Agreement (Note 2 (f)). The fair value of these shares, $55,500 has been allocated to acquisition costs for the Whale Property.

(k)

Issued 50,000 common shares pursuant to the LOU for the Ray Marie and Marcas claims Agreement (Note 2(h)).  The faire value of these shares, $45,000 has been allocated to the acquisition cost for the Ray Marie Property

6.

Donated Capital

Effective April 1, 2005, the Company recognizes donated services from officers of the Company for office rent, valued at $500 per month totalling $4,500 for the nine months ending December 31, 2007 (December 31, 2006: $4,500).

7.

Subsequent Events

a) On January 14, 2008, the Company entered into a Purchase Agreement with Mr. Murer for the purchase of certain mining claims known as the Wild Claims. Mr. Murer owns a 100% interest in the Wild Claims located in Emery County, Utah. Under the term of the Agreement, Mr. Murer will transfer all of his interest to the Company in exchange for cash and shares of common stock as follows:

-$75,000 cash to be paid up on execution of the Agreement (as at February 8, 2008, the Company is currently in negotiations with the Vendor to settle the payment),

-$100,000 cash to be paid by January 15, 2009,

-$100,000 cash to be paid by January 15, 2010,

-100,000 shares of common stock to be issued within 45 days of the date of the Agreement (Issued),

-250,000 shares of common stock issued by January 15, 2009; and

-250,000 shares of common stock issued by January 15, 2010.

The Company must also expend $300,000 as work commitment on the Wild Claims within the next 24 months; and the Company must also pay royalties on the production and sale of certain minerals found on the Wild Claims.

UTAH URANIUM GOLD CORP.

(Formerly McNab Creek Gold Corp.)

(An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2007

7.

Subsequent Events (continued)

On January 15th, 2008, the Company entered into an option agreement with Abaddon to acquire the rights to earn up to a 60% interest in the Wild Claims.  Under the terms of the Agreement, Abaddon will pay $75,000 to the Company and assume 60% of the remaining cash obligations required to be paid to Mr. Murer and issue shares to the Company as follows:

-150,000 common shares by January 15, 2009; and

-150,000 common shares by January 15, 2010.

Abaddon must also expend $600,000 as work commitment on the Wild Claims within the next 12 months.

b) The Company received 100,000 common shares of Abaddon pursuant to the JV Agreement on the Pinto Claims.

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

The Company is following a business plan that calls for Company representatives to research, negotiate and obtain highly prospective uranium properties on the Colorado Plateau, following which the Company intends to enter into Joint Venture agreements to see the properties developed at a minimal cash cost to the Company.

Specifically, management is focused on the acquisition and development of near term production properties in the Colorado plateau within economic hauling distance to current processing facilities in Utah (the White Mesa Mill in Blanding, Utah), and to newer facilities scheduled to be online within the next 3 years (the Ticaboo Mill in Ticaboo, Utah and a new facility proposed for Nucla, Colorado).

As of December 31, 2007, the Company has acquired interests in seven mineral properties, summarized in the table below:

Property	Family Butte (Utah)	Pinto (Utah)	Whale (UTAH)	Hat (Colorado)	Hoopie (Colorado)	Ray Marie & Marcus (2 properties) (Colorado)

Number of claims	112	344	33	$ 18	10	12
Area in acres (hectares)	2,075 (840)	7,203 (2,915)	398 (161)	372 (150)	206.6 (83.6)	240 (97.1)
Cash Payments to Vendors to Date	$ -	$ 150,000	$ 40,000	$ 20,000	$ 20,000	$ 5,000
Share Payments to Date	$ 272,500	$ 286,500	$ 104,000	$ 52,600	$ 45,000	$ 45,000
Distance to Ticaboo Mill in miles (km)	106 (170)	68 (110)	193 (310	224 (360)	N/A	N/A
Distance to White Mesa Mill in miles (km)	186 (300)	140 (225)	(68) 110	112 (180)	78 (125)	u/k

Past Workings	Union Carbide	Greenfields	Plateau Resources	- Us Vanadium - Atlas Minerals	Independent Miner	Independent Miner
Historical Exploration (# of holes)	80-100	0	100-125	N/A	10 +	N/A
Past Producing Mines (s)	Yes	No	No	Yes	Yes	Yes

Adits / Portals / Mines	5 mines, 9 portals	0	Modern Portal	2 mines, many adits	Modern Portal	2 mines
Infrastructure / Access	Good quality dirt road	Access	Dirt road	Dirt road		Dirt Road
Proposed Work Program	Re-log old drill holes	20 hole - 5,000 ft drill program	Re-log old drill holes	10 Drill hole, 3,500 ft program, 1/2 to twin holes and 1/2 to test southern extension	30 Drill hole program to verify orebody and test Morrison formation	Drill program to verify orebody

Subsequent Events:

On January 14th, 2008, the Company signed an agreement to purchase a 100% interest in 23 mineral claims located northwest of Hanksville, Utah, referred to as the Wild claims.  These claims were purchased from Christian (Ted) Murer, whom the Company also purchased the Pinto claims from.  Cost of the acquisition totals $275,000 and the issuance of 600,000 shares prior to January 15, 2010.  On January 29th, the Company filed an 8-K regarding a Joint Venture agreement negotiated on the Wild property with Consolidated Abaddon Resources Inc., a TSX Venture Exchange listed British Columbia company, which provides for Consolidated Abaddon to pay the upfront cash costs of acquisition, fund up to $600,000 in work programs on the property, and pay their proportional share of future property payments, in turn allowing them to earn up to a 60% interest in the property.

Cash Requirements

We are a start-up exploration company and must raise cash to implement our business plan.  The company is in the process of acquiring and evaluating mineral properties, therefore our cash requirements over the next twelve months depend to a certain degree on acquisition opportunities, as well as discoveries on our properties.  The net of Joint Venture payment requirements for properties that have been acquired as of December 31, 2007 for the next twelve months is $905,000.

On October 11th the Company closed a private placement for total proceeds of $260,000, consisting of 520,000 units at $0.50, consisting of one share and one share purchase warrant to purchase another share at $0.80 for two years.  Since March 31, 2007 we have received shareholder loans totaling $389,957 for property payments, office and warehouse expenses, exploration costs and employees.  The placement consisted of $190,000 in cash receipts and also included conversion of $70,000 to units of the aforementioned debt.  In light of declining spot prices for the primary commodity which the Company is seeking (Uranium), negotiations have occurred with several of the property vendors in order to restructure upcoming property payments to more closely reflect current market conditions.

The Company maintains an office in Moab, Utah, for which monthly rent is $2,000 and operating expenses amount to less than $200 per month.  The office is not permanently staffed at this time.

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

Item 3.

Controls and Procedures.

In accordance with Exchange Act Rule 13a-15,  an  evaluation  was completed under the supervision  and with the  participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on that evaluation, our management including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms.  There  have been no changes to our internal controls over  financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our  three-month quarterly period ended December 31, 2007, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated:  February 13, 2008

Per:

/s/ Peter E. Dickie

Peter E. Dickie,

President and Director