Form 10KSB
period 2008-03-31
Utah Uranium Corp.
filed 2008-07-15
CIK 1295190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL PERIOD ENDED MARCH 31, 2008

[           ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

Commission File No. 000-50915

UTAH URANIUM CORP.

(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

90-0342342
(I.R.S. Employer Identification Number)

11850 South Highway 191, Unit B-9, Moab, UT  84532

(Address of principal executive offices)

(435) 259-0460
(Issuer's telephone number)

N/A

(Former name or former address, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Shares

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act:  [  ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [            ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      [  ]  Yes  [X]  No

The Issuer's revenues for its fiscal period ended March 31, 2008, were $0.00.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.):  $5,019,040

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

38,779,200 common shares issued and outstanding as of July 14, 2008

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

Transitional Small Business Disclosure Format (Check one): Yes [           ]; No [ x ]

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-KSB that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and section 21E of the Securities Exchange Act of 1934.  These statements often can be identified by the use of terms such as “may”, “will”, “except”, “believe”, “anticipate”, “estimate”, “approximate” or “continue”, or the negative thereof.  We intend that such forward-looking statements be subject to the safe harbors for such statements.  We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Any forward-looking statements represent management’s best judgments as to what may occur in the future; however, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

AVAILABLE INFORMATION

Utah Uranium Corp. files annual, quarterly, current reports, proxy statements and other information with the Securities and Exchange Commission (the “Commission”).  You may read and copy documents referred to in this Annual Report on Form 10-KSB that have been filed with the Commission at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C.  You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also obtain copies of our Commission filings by going to the Commission’s website at http://www.sec.gov.

PART I

Item 1.  Description of Business

Business Development.

Utah Uranium Corp. was incorporated under the laws of the State of Nevada on February 15, 2001, under the name “Parthenon Development Corporation.”.  On August 19, 2003, we filed an amendment to our articles of incorporation changing our name to McNab Creek Gold Corp., at which time management determined that our company would explore gold and silver deposits in the vicinity of the Carlin Trend and Kennedy District.  During early 2007, we again changed our business operations and focus to the exploration for economic reserves of uranium in the United States, concentrating in the States of Utah and Colorado.  On April 13, 2007, we changed our name to Utah Uranium Corp.

After the effective date of our registration statement filed with the Securities and Exchange Commission on December 21, 2006,  we commenced trading on the Over-the-Counter Bulletin Board under the symbol “MCNB”.  Subsequent to our name change, our symbol was changed to “UTUC.”  Please note that throughout this Annual Report, and unless otherwise noted, the words “we”, “our”, “us”, the “Company”, or “Utah Uranium”, refer to Utah Uranium Corp.

Business of Issuer.

We are a natural resource exploration and development company engaged in the exploration and development of properties that may contain uranium minerals in the United States.  Recently, we also acquired several potash claims in Alberta, Canada.  Our strategy is to acquire properties that are thought to contain economic quantities of either uranium or potash.  To date, we have acquired 7,120 acres of mineral claims located in Colorado and Utah, which we intend to explore for economic deposits of uranium.  We have also acquired interests in 201,216 hectares of mineral agreements located in the Province of Alberta, which we intend to explore for economic deposits of potash.  Certain of these claims are subject to royalty interests outlined below.  Each of these properties has been the subject of some historical exploration by other mining companies.  Their historical results indicate that further exploration for uranium or potash is warranted.  Our view that our properties are prospective for mineral exploration is based on either prior exploration conducted by other companies or management information and work product derived from various reports, maps, exploratory drill logs, state organization reports, consultants, geological study, and other exploratory information.

We also have access to historical exploration data consisting chiefly of drill hole assay results, drill hole logs, studies, publicly published works, our own created work product, and maps, that help guide our property acquisition strategy.  We plan to use this exploration data as the basis for formulating the exploration programs that we plan to undertake on our properties.

Our principal mineral property is the Ernestina Potash project, located in Alberta, and consisting of 201,216 hectares.  We plan to use our exploration data to target additional exploration properties for acquisition.  Going forward in the 2009 financial year, we have plans to acquire further acres of mineral properties consisting of claim blocks located in, but not limited to, the western Canada and the United States, which include the states of Utah, Colorado, Arizona and New Mexico, with our primary focus in Utah and Colorado.  Our ability to complete these acquisitions will be subject to our obtaining sufficient financing and our being able to conclude agreements with the property owners on terms acceptable to us.  These potential property acquisitions have not yet been specifically identified.

To better reflect the focus of the Company on potash exploration, we plan to change the name of the Company to "Universal Potash Corp.".  Steps have already been taken to reserve the name in the relevant jurisdiction and management expects the name change to be completed by the end of July, 2008.

Our properties do not have any reserves.  We plan to conduct exploration programs on these properties with the object of ascertaining whether any of our properties contain economic concentrations of potash or uranium that are prospective for mining.  As such, we are considered an exploration or exploratory stage company.  Since we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on any of our properties, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined.  We have no known reserves of potash, uranium or any other type of mineral.  Since inception, we have not established any proven or probable reserves on our mineral properties.

Description of our Mineral Properties

Whale Property

The Company entered into an Option Agreement with David A. Lacy and Michael B. Lacy on August 1, 2007

Number of claims:  33 totaling approximately 660 acres

Legal Description:  Stardust 1 through 22, Mint 1 and 2, Rainbow 1, Footprint 29 through 31, Younglady 69 through 72 and Baggins 1 through 3, all located in San Juan County, Utah, located in Township 31, Range 21, Sections 15, 21, 22, 23, 27 and 28, Township 36, Range 17, Sections 22, and Township 37, Range 15, Sections 30.

Terms of purchase:

100% interest

Cash totaling $280,000 [$40,000 on execution, $40,000 on or before October 1, 2007, $40,000 on or before February 1, 2008, $80,000 on or before June 1, 2008, and $80,000 on or before June 1, 2009].  To date, we have paid a total of $40,000 to the vendors.  The vendors have agreed to defer all further cash payments indefinitely.

A total of 400,000 shares [100,000 on execution, 50,000 shares on or before October 1, 2007, 50,000 shares on or before February 1, 2008, 100,000 shares on or before June 1, 2008 and 100,000 shares on or before June 1, 2009].  To date, we have issued a total of 300,000 shares to the vendors.

Royalty – 4.5% on Uranium, of which one-half may be purchased for $3,000,000 prior to June 1, 2009.

Additional Terms – None.

Description:  The Whale property consists of 33 claims located in Lavender Canyon in southeastern Utah.  Access is via decent quality dirt road, with some sections requiring minor work in order to allow other than four wheel drive vehicles access.  About half of the property group lies under a mid-level bench and the rest, under a large mesa.  Plateau Resources drilled approximately 100 – 125 holes on the bench in the 1970's, followed by construction of an adit estimated at 250 feet in length.  It is estimated by the property vendors that the adit was within 10 – 20 feet of the indicated ore when Plateau pulled out of the project.  It is understood that the decision to withdraw from this property was a corporate decision based upon occurrences away from these particular claims, and more closely related to financial issues facing the parent company.  Recognizing the importance of the ground cover provided by the Mesa northeast of the bench containing the drill holes, the Company employed the vendors to stake additional claims which were then included in the agreement on this property.  The Company attempted to contact an individual who reportedly held the drill data from Plateau Resources although it has been reported back that the data was destroyed.  In the absence of the data, the company is contemplating an initial work program that would entail removal of old debris (if present) from the previous drill holes, and re-logging the drill holes using down-hole probes.  Discussions have taken place with several companies interested in joint venture developing this property, but to date, no contracts have been entered into.

Hoopie Property

The Company entered into an option agreement with Bob Shupe on June 29, 2007

Number of claims: 10 totaling approximately 200 acres

Legal Description:

Hoopie claim numbers 1 through 10

Section 1, Township 45N, Range 20 West

Western Colorado

Terms of purchase:

100% interest

Cash totaling $375,000 [$10,000 on execution, $10,000 by September 29, 2007, $45,000 by December 29, 2007, $80,000 by June 29, 2008, $100,000 by June 29, 2009, $130,000 by June 29, 2010].  To date, $10,000 has been paid to the vendor.  The vendor has agreed to defer the balance of the cash payments indefinitely.

A total of 400,000 shares [50,000 by December 29, 2007, 100,000 by June 29, 2008, 100,000 by June 29, 2009, 150,000 by June 29, 2010].   To date, 150,000 shares have been issued to the vendor.

The vendor retains a 4% net smelter royalty, 100% of which can be purchased by the Company at a cost of $1,000,000.

Additional Terms – None.

Description:  The Hoopie property is located north of Slick Rock, Colorado, in the border area of the Gypsum Valley, Colorado, and the La Sal mining district of Utah.  Cumulatively, the historic production from the Gypsum Valley, Slick Rock and La Sal mining camps exceeds 19.6 million lbs of Uranium (U308) and in excess of 131 million pounds of Vanadium (V205).  The Hoopie Mine produced Uranium and Vanadium beginning in the early 1950’s from the upper lens of the Morrison formation.  Production was halted later that decade due to a severe thunder storm filling the mine entrance with silt.  A small ore pile remains near the portal, which indicated strong radiometric readings when tested with a scintillometer (assays will be obtained at a later date). Additional work on the property consisted of drilling in the early 1970's, for which log records are not available.  The ore grades at the “Hoopie” mine are higher in Vanadium than Uranium which is common throughout the history of production in the surrounding area. The Company will also be focusing exploration efforts on the lower lens of the Morrison formation, which carries additional potential to produce Uranium and Vanadium ore. A 30-hole drill program varying in depths from 300 to 800 ft will be designed to verify the ore body and to explore the lower lens of the Morrison formation.

Pinto Property

The Company entered into an option agreement with Christian F. Murer on June 1, 2007.  The agreement was subsequently amended on May 16, 2008.

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

The Western three-quarters of Township 28S, Range 11E, Sections 6, 7, 18, 19,

30

The Western half of Township 28S, Range 11E, Sections 31

The Western half of Township 27S, Range 11E, Sections 31

Terms of purchase:

100% interest

Cash totaling $900,000 [$150,000 on execution, $350,000 by June 1, 2009, $400,000 June 1, 2010].  To date, a total of $150,000 has been paid to the vendor.

A total of 900,000 shares [200,000 within 45 days of executing agreement, 300,000 by June 1, 2009, and 400,000 June 1, 2010].  To date, a total of 200,000 shares have been issued to the vendor.

Royalty – 4% on Uranium, 2% on Vanadium

Additional Terms:  Purchaser must spend a minimum of $300,000 on exploration on the property within 24 months of signing.

On October 25, 2007, the Company announced the signing of a joint venture agreement with Consolidated Abaddon Resources Inc. of Vancouver, British Columbia.  Under the terms of the joint venture agreement, Abaddon will be responsible for payments to the Company totaling $550,000, the issuance of a total of 520,000 shares over the life of the joint venture Agreement, and completion of a minimum of $605,000 in work on the property in a two-phase work program prior to June 1, 2009.  On completion of certain milestones within the joint venture agreement, Abaddon will be deemed to have earned up to a 60% interest in the property.  The first phase of the work program will encompass the previously announced drill plan on the Pinto (see UTUC NR, August 14, 2007), which will comprise the drilling of up to 50 holes to test the Salt Wash sandstone member of the Morrison formation.  The Company announced October 24, 2007, the signing of a drilling contract with operations to commence within two weeks.

On November 14, 2007, the Company announced the commencement of drilling operations on the property.  A total of 12 holes were drilled, sampled and assayed.  While no significant results were obtained in sampling for uranium, the drilling did provide geological information enabling the Company to commence planning a follow up drilling program.

With current market conditions being quite soft for uranium exploration and development, an agreement was reached with the vendor of the property to defer all payments and share issuances required under the agreement for a 12 month term.  This amendment was dated May 16, 2008.

Description:  The Property is located in the Henry Mountain Basin of South Central Utah.  The property is dissected by a good quality dirt road.  The Henry Mountain Basin is an enclosed structural basin within the Colorado Plateau of southeastern Utah that is entirely underlain by the extensive uranium bearing Salt Wash sandstone member of the Morrison formation.  The basins first major discovery, based on mining claims owned by Christian F. Murer, known as the Tony M mine, was made in the 80’s by Plateau Resources, a division of Michigan Light and Power, that developed into a 12,920,000 pound U308 indicated and inferred resource (Stockwatch 2006-10-16 Int’l Uranium News Release) (“reported”).  Subsequently, the Bullfrog mine was discovered adjacent and north of the Tony M mine by Exxon Oil Corporation, and consists of an additional 5,300,000 pound U308 inferred resource. The Tony M deposit area includes full mine infrastructure.  Following the discovery of the Tony M deposit in 1977, nearly 20 miles of mine workings were developed.  These mines, collectively known as the Henry Mountains complex, are currently owned by Denison Mines and are one of the largest known uranium resources in the Colorado Plateau district.  Utah Uranium Corp “UTUC” has acquired the Pinto claims from Christian (Ted) Murer, Exploration Geologist, who conceptualized, discovered and currently holds a production royalty on the Tony M mine. Mr. Murer assembled the Pinto uranium claims package by applying similar methodology to a compiled data base elsewhere in the basin where similar geologic settings such as the Tony M and Bullfrog mines are postulated. The Morrison formation is approximately 250-300 ft. thick in this area. Drilling depth to the top of the Salt Wash will vary in depth from 50 to 150 ft. depending on dip and topography. The present plan is to further define the north-south trend of ore accumulations within the various sands of the Salt Wash based on known uranium deposition in the area.  Based on area extrapolations, these mining claims could hold significant amounts of uranium and vanadium.  Christian (Ted) Murer is working with the company to design the drill program(s) to adequately test this property for economic deposits of Uranium

Ray Marie Property

The Company entered into an Option Agreement with Bob Shupe and Gary Vancil on November 30, 2007

Number of claims: 6 claims consisting of 120 acres

Legal Description:  6 Marcas claims located in Grant County, Utah.  More specifically, Rae Marie 1 through 6, Township 24S, Range 26E, Section 33

Terms of purchase:

100% interest

Cash totaling $375,000 [$10,000 on execution, $10,000 on or before February 29, 2008, $45,000 on or before May 30, 2008, $80,000 on or before November 30, 2008, $100,000 on or before November 30, 2009, and $130,000 on or before November 30, 2010].  The vendor has agreed to defer all cash payments, including the initial payment, until such time as work commences on the property.

Shares totaling 400,000 shares [50,000 on or before May 30, 2008, 100,000 shares on or before May 30, 2007, 100,000 shares on or before May 30, 2008 and 150,000 shares on or before November 30, 2010].

Royalty – 4% on Uranium

Additional Terms – None.

Description:  The Ray Marie property was owned and operated by Bill Wilson (Grand Junction, CO) and in production through to 1978 when the Atlas Minerals mill ceased operations. Uranium grades of the last shipment made at this time from the Ray Marie were reported as 10lbs/ton (0.5%).    Production from the property was from the upper lens of the Morrison formation from a coarser grained sandstone, where there is a tendency to see higher vanadium grades.  Historical vanadium to uranium ratios for the area were reported as being approximately 8:1.  Production from other previous operations in the area was also taken from the lower lens.  The Company believes the Ray Marie, being within 100 miles of the Denison Mill now operating in Blanding, UT or within 60 miles of a newly proposed mill, has excellent exploration potential to delineate additional tons from both upper and lower lenses in an effort to support additional operations.

Wild Claims

The Company entered into an Option Agreement with Christian F. Murer  on January 14, 2008.

Number of claims: 23 claims consisting of 460 acres

Legal Description:  The Wild claims consist of a total of 23 claims, specifically called the Wild 32, 34, 61, 63, 76, 78, 80, 82, 84, 97-100, 122-131, which are located in Township 26 South, Ranges 9 and 10 East, in Emery County, Utah.

Terms of purchase:

100% interest

Cash totaling $275,000 [$75,000 on execution, $100,000 on or before January 15, 2009, $100,000 on or before January 15, 2010].  To date, $75,000 has been paid to the vendor.

A total of 600,000 shares [100,000 shares within 45 days of execution of the agreement, 250,000 shares on or before January 15, 2009, 250,000 shares on or before January 15, 2010].  To date, 100,000 common shares have been issued to the vendor.

Royalty – 4% on uranium and 2% royalty on vanadium

Additional Terms – The Company must expended $300,000 as work commitment on the property before January 14, 2010.

On January 15, 2008, the Company signed a joint venture agreement on the Wild Claims with Consolidated Abaddon Resources Inc. of Vancouver, British Columbia.  Under the terms of the joint venture agreement, Abaddon will be responsible for payments to the Company totaling $195,000, the issuance of a total of 300,000 shares over the life of the joint venture agreement, and completion of a minimum of $600,000 in work on the property in a two-phase work program prior to December 1, 2008.  On completion of certain milestones within the joint venture agreement, Abaddon will be deemed to have earned up to a 60% interest in the property.  The Company has been attempting to permit a drilling program on the Wild Claims since January, 2008, but to date have not received the necessary permits.

Description:  The Wild claims consist of 23 mineral claims located within the Henry Mountain Syncline of East Central Utah.  The Henry Mountain Syncline is an enclosed structural basin within the Colorado Plateau of southeastern Utah that is entirely underlain by the massive uranium bearing Salt Wash sandstone member of the Morrison formation. The hydraulic migration of oxygenated water containing liberated uranium tends to flow down-dip within the formation into the trapped, oxygen free static water creating a zone of major ore concentration known as a roll-front environment.  The first discovery, known as the Tony M mine, was made in the 1980’s by Plateau Resources, a division of Michigan Light and Power and consists of 10,898,000 pounds U308.  Subsequently, the Bullfrog mine was discovered adjacent and north of the Tony M mine by Imperial Oil Corporation, and consists of an additional 12,924,000 pounds U308.  These mines are currently owned by Denison Mines and are collectively known as the Henry Mountains complex, one of the largest known uranium resources in the Colorado Plateau district.  The Company acquired the Wild claims from Christian (Ted) Murer P.Geo, the prospector geologist who conceptualized, discovered and currently holds a production royalty on the Tony M mine. Mr. Murer assembled the Wild claims, as well as the previously purchased Pinto claims, using the same data and methodology.  The Company is in the process of planning and permitting a drill program on the Wild claims.  Historically, there were a number of drill holes made on the Wild property by Continental Oil Company in 1969.  As part of their activities, down-hole logging was performed on these holes, revealing radioactive mineralization in 11 holes.  It is the intention of the Company to drill in the vicinity of those previous holes in order to properly assess the uranium/vanadium content.

Ernestina Potash Prospect

The Company entered into an Option Agreement with Shaun Spelliscy on April 25, 2008

Number of claims: 25 mineral agreements consisting of 474,400 acres

Legal Description:  The Ernestina Lake property consists of applications number 080112001-80112007, 080113401-080113402, 0980109301-0980109306, 0980109306, 080102101-080102105, 080115001-070115004, for a total of 192,000 hectares (474,400 acres), located in east-central Alberta, south of Cold Lake, Alberta

Terms of purchase:

100% interest

Cash totaling $300,000 [$50,000 on execution, $50,000 on or before June 25, 2008, $75,000 on or before December 25, 2008, $75,000 on or before April 25, 2009, and $50,000 on or before August 25, 2009], and shares totaling 300,000 [100,000 on execution, 50,000 on or before June 25, 2008, 50,000 on or before December 25, 2008, 50,000 on or before April 25, 2009, and 50,000 on or before August 25, 2009].  To date, $100,000 cash and 150,000 shares have been paid to the vendor.  Royalty – 3%, 80% of which may be purchased for $2,500,000.

Additional Terms – None.

On June 26, 2008, the Company announced the signing of a letter of intent to option out the Ernestina Lake Potash property with Mountain Capital Inc.  Terms of the agreement are as follows:  $50,000 cash (on signing – non refundable – which has been paid);  $125,000 Cash and 500,000 shares on TSX Venture Exchange Approval;  $500,000 work commitment within 12 months including preparation of a NI43-101 report;  $75,000 Cash and equivalent value to $30,000 in shares prior to December 25, 2008;

$125,000 cash and equivalent value to $30,000 in shares prior to April 25, 2009;  $125,000 Cash and equivalent value to $30,000 in shares prior to August 25, 2009;  Milestone 1:  $1,000,000 (in addition to above) work commitment within 24 months of granting of exploration permits;  Milestone 2:  After Milestone 1, Mountain Capital will be deemed to have earned a 50% interest subject to a 3.0% NSR of which 80% of the NSR can be purchased for $2,500,000.  Completion of Milestone 2 will increase Mountain Capital’s interest to 60% subject to NSR.

Description:  The Ernestina Lake Potash property, located in the Province of Alberta, Canada, consists of 192,000 contiguous hectares (474,400 acres) of potash claims adjoining the Saskatchewan provincial border.  According to an overview of work conducted by Royal American Petroleums Ltd. in 1966 filed with the Alberta Geological Survey in Mineral Assessment Report (19660009):  “The geological strata and basinal effects in the Vermilion area are closely related to the potash-rich areas of Esterhazy, Saskatoon and Unity.”  A detailed study of this portion of Alberta showed the presence of a substantial quantity of carnallite and possible sylvite in the Vermillion area in the East Central Plains of Alberta.  Literature made available from the Alberta Conservation Board, corroborates this potash occurrence in Alberta.  The potash minerals are found in the Prairie Evaporite section of the Middle Devonian Elk Point Basin.  The carnallite and the pinkish potash mineral lie on top of a thick 400 foot section of common salt (halite).  A thickness of twelve feet of carnallite was reported to be present and the pinkish and greyish mineral, in all probability sylvite, occurs through the first 80 feet of the Prairie Evaporite.  Potash occurs over the upper 150 feet at Esterhazy and in the Saskatoon area.  The potash minerals are of the same composition and depositional sequence and depth as the potash at Unity, Saskatchewan, the location of Canada’s first potash mine.  A possible potash bed occurs at 2600 feet in the Prairie Evaporite which could be an extension of the Unity deposit.  The lower deposits are separate but occur at 3500 feet similar to the Saskatoon deposits.

Dropped Properties

Hat Property – Property was overstaked and the Company did not feel we had a strong legally enforceable  position to fight this through the courts.

Henry Mountains Property – On further evaluation, the Company decided not to pursue this property for geological reasons.

Family Butte – On further evaluation, the Company decided not to pursue this due to high ongoing carrying costs, proximity to Wilderness Study Area ground, making it difficult to develop, the distance to the Blanding millsite (200 miles) and ongoing problems related to securing a group of claims that dissected the Family Butte claim package.

Item 2.  Description of Property

Office Premises

We have a lease on our principal office space located at 11850 South Highway 191, Unit B-9, Moab, Utah, USA, at a cost of $2,000 per month.  The lease is being carried on a month to month basis.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

Subsequent to the fiscal year 2008, certain matters were submitted to our shareholders for approval as follows:

On May 5, 2008, the Board of Directors authorized and approved, subject to shareholder approval, the change of our name from “Utah Uranium Corp.” to “Universal Potash Corp.”, which the Board of Directors deemed to be in our best interests and those of our shareholders.  The Board further authorized the preparation and circulation of an Information Statement to be filed under section 14(c) of the Securities Exchange Act (the “Information Statement”).

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

Quarter Ended	High	Low
March 31, 2008	$0.48	$0.41
June 30, 2008	$0.33	$0.29

Holders:  We have approximately 75 registered shareholders of record as of July 10, 2008.

Share Purchase Warrants:  At July 10, 2008, the Company had the 920,000 warrants outstanding as follows:

Number of Shares Under Warrant	Price Per Share	Expiry Date
400,000	$0.25	December 15, 2008
520,000	$0.80	October 11, 2009

Share Purchase Options:  At March 31, 2008, there were no share purchase options outstanding.

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

Recent Sales of Unregistered Securities.

•

On April 24, 2007, the Company issued 100,000 shares to Dennis Ekker under the Purchase Agreement dated March 15, 2007, regarding a 50% interest in the Family Butte property.

•

On April 24, 2007, the Company issued 150,000 shares to Jeff Adams under the Purchase Agreement dated March 15, 2007, regarding at 50% interest in the Family Butte property.  On April 1, 2008, the directors of the Company determined not to proceed with the Purchase Agreement, and 100,000 of the shares issued to Mr. Adams were returned to the Company's treasury.

•

On June 1, 2007, the Company issued 400,000 shares to Jeff Adams under the Purchase Agreement dated April 10, 2007, regarding the Henry Mountains property.  Subsequently, the Company determined not to proceed with such purchase and the 400,000 shares were returned to the Company's treasury on July 19, 2007.

•

On June 11, 2007, the Company issued 50,000 shares to Bob Shupe as compensation for Mr. Shupe agreeing to act as consultant of the Company.

•

On June 11, 2007, the Company issued 100,000 shares to Michael Sandidge as compensation for Mr. Sandidge agreeing to act as a director of the Company.

•

On June 20, 2007, the Company issued 100,000 shares to Tibor G. Rozgonyi pursuant to the terms of the Technical Advisory Agreement entered into with Mr. Rozgonyi and dated May 15, 2007.

•

On June 28, 2007, the Company issued 200,000 shares to Christian F. Murer under the Purchase Agreement dated June 1, 2007, regarding the Pinto property.

•

On July 27, 2007, the Company issued 50,000 shares to Hans Von Michaelis in payment of a finder's fee for his efforts in introducing the Company to Christian F. Murer, the vendor of the Pinto property.

•

On September 12, 2007, the Company issued 50,000 shares to each of Michael B. Lacy and David A. Lacy (100,000 shares in total) under the Purchase Agreement dated June 1, 2007, regarding the Whale property.

•

On September 12, 2007, the Company issued 100,000 shares to Donald O. Miller as compensation for Mr. Miller agreeing to act as a director of the Company.

•

On October 27, 2007, the Company sold to 10 subscribers a total of 520,000 shares of common stock at a price of $0.50 per share carrying a warrant that allows the subscribers to purchase 520,000 additional shares of the Company's common shares at a price of $0.80 until October 11, 2009, under the provisions of section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D.

•

On November 5, 2007, the Company issued 25,000 shares each to David A. Lacy and Michael B. Lacy (50,000 shares in total) under the Purchase Agreement dated June 1, 2007, of the Whale property.

•

On December 31, 2007, the Company issued 25,000 shares to each of Gary Vancil and Bob Shupe (50,000 shares in total) under the Purchase Agreement dated June 1, 2007, regarding the Hat property.

•

On December 31, 2007, the Company issued 50,000 shares to Bob Shupe under the Purchase Agreement dated June 29, 2007, regarding the Hoopie claims.

•

On January 28, 2008, the Company issued 100,000 shares to Christian F. Murer under the Purchase Agreement dated January 14, 2008, regarding the Wild claims.

•

On February 19, 2008, the Company issued 25,000 shares each to David A. Lacy and Michael B. Lacy (50,000 shares in total) under the Purchase Agreement dated June 1, 2007, of the Whale property.

Sales of unregistered securities after March 31, 2008:

•

On June 23, 2008, the Company issued 100,000 shares to Shaun Spelliscy under the Option Agreement dated April 25, 2008 (as amended) on the Ernestina Potash project.

•

On June 27, 2008, the Company issued 50,000 shares to Shaun Spelliscy under the Option Agreement dated April 25, 2008 (as amended) on the Ernestina Potash project.

•

On July 8, 2008, the company issued 100,000 shares to Bob Shupe under the Purchase Agreement dated June 29, 2007,  regarding the Hoopie claims.

•

On July 8, 2008, the Company issued 50,000 shares each to David A. Lacy and Michael B. Lacy (100,000 shares in total) under the Purchase Agreement dated June 1, 2007, of the Whale property.

The common shares of the Company are all of the same class, are voting and entitle stockholders to receive dividends. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends which may be declared.

Transfer Agent:  The Company continues to retain the services of Computershare Inc., 350 Indiana Street, Suite 800, Golden, Colorado, 80401, to act as transfer agent and registrar.

Item 6.  Plan of Operation

Business Overview

The business of our Company is the acquisition, exploration and exploitation of mineral properties having the potential to host economically viable uranium or potash deposits.  Its geographic area of interest is the state of Utah and the “Four Corners” area, where the states of Utah, Nevada, Colorado and New Mexico intersect, and the Province of Alberta, Canada.  The business model being followed is that of Project Generator, whereby the Company researches, negotiates and secures rights to prospective mineral properties, then options those agreements out to third party companies.  Therefore, the Company would maintain interests in a variety of properties, while third party companies finance the development of those assets.

As of July 11, 2007, the Company has acquired interests in six mineral properties, three of which are subject to joint venture agreements.

Cash Requirements

We are a start-up exploration company and must raise cash to implement our business plan.  The company is in the process of acquiring and evaluating mineral properties, therefore our cash requirements over the next twelve months depend to a certain degree on acquisition opportunities as well as discoveries on our properties.  The payment requirements for properties that have been acquired, or are being acquired after March 31, 2008, for the next twelve months is $560,000, of which $100,000 has been paid and $135,000 is due from joint venture partners.  To continue operations and commence exploration on our current properties, management estimates that the Company will require approximately $1,000,000.

The Company has announced a private placement tor raise up to $450,000 and anticipates closing this financing within the next month.  In addition, the Company continues to discuss potential institutional investments.

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

Item 7.  Financial Statements

Following are the audited financial statements of the Company and the Report of the Independent Auditor for the period ended March 31, 2008.

UTAH URANIUM CORP.

(An exploration stage company)

Financial Statements

March 31, 2008

Index

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Cash Flows

Statement of Stockholders' Equity

Notes to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Utah Uranium Corp.

 (An exploration stage company)

We have audited the accompanying balance sheets of Utah Uranium Corp. (an exploration stage company) as of March 31, 2008 and 2007 and the statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from February 15, 2001 (date of inception) to March 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company’s financial statements as at March 31, 2005 were audited by other auditors whose report dated June 26, 2005, included an explanatory paragraph regarding the Company’s ability to continue as a going concern.  The financial statements for the period from February 15, 2001 (date of inception) to March 31, 2005 reflect a total net loss of $124,879 of the related cumulative totals.  The other auditors’ reports have been furnished to us, and our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the reports of such other auditors.

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

In our opinion, based on our audits and the report of other auditors, these financial statements present fairly, in all material respects, the financial position of Utah Uranium Corp. at March 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and for the period from February 15, 2001 (date of inception) to March 31, 2008 in accordance with accounting principles generally accepted in the United States of America.

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

   /s/DMCL

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

July 11, 2008

UTAH URANIUM CORP.
(An exploration stage company)
BALANCE SHEETS

	March 31,	March 31,
	2008	2007

ASSETS

Current Assets
Cash	$ 113,270	$ 28,303
Prepaids	5,322	1,623
Marketable securities - Note 3	18,000	-
Total Current Assets	136,592	29,926
Equipment - Note 4	-	48
Mineral properties - Note 5	638,500	-

Total Assets	$ 775,092	$ 29,974

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$ 156,272	$ 59,234
Exploration advances - Notes 5(d) and (h)	84,865	-
Promissory notes - Note 6	319,957	-
Due to related parties - Note 7	75,108	13,029
Total Liabilities	636,202	72,263

Stockholders' Equity (Deficit)
Common stock - Note 8
Authorized : 100,000,000 common shares, $0.0001 par value
Issued and outstanding: 38,529,200 common shares (2007: 36,759,200)	3,853	3,676
Additional paid-in capital	1,795,628	349,371
Accumulated other comprehensive loss	(7,000)	-
Deficit accumulated during the exploration stage	(1,653,591)	(395,336)
Total Stockholders' Equity (Deficit)	138,890	(42,289)
Total Liabilities and Stockholders' Equity (Deficit)	$ 775,092	$ 29,974

Going Concern Contingency - Note 1
Commitments and Subsequent Events - Notes 5, 6, 7 and 13

The accompanying notes are an integral part of these financial statements

UTAH URANIUM CORP.
(An exploration stage company)
STATEMENTS OF OPERATIONS

			February 15,
			2001 (date of
	Year Ended	Year Ended	inception) to
	March 31,	March 31,	March 31,
	2008	2007	2008

Expenses
Amortization	$ 48	$ 151	$ 257
Compensation expenses	-	-	48,960
Consulting fees - Note 7	442,421	75,980	518,401
General and administrative	277,853	42,060	459,231
Impairment of mineral properties - Note 5	345,100	-	345,100
Interest expense - Note 6	53,334	-	53,334
Mineral properties costs - Note 5	115,499	36,731	192,308
Rent - Note 9	24,000	6,000	36,000

Net loss	$ (1,258,255)	$ (160,922)	$ (1,653,591)

Net loss per share attributable to common
stockholders:
Basic and diluted	$ (0.03)	$ (0.01)

Weighted average number of
common shares outstanding:
Basic and diluted	37,780,129	36,294,542

The accompanying notes are an integral part of these financial statements

UTAH URANIUM CORP.
(An exploration stage company)
STATEMENTS OF CASH FLOWS

			February 15,
			2001 (date of
	Year Ended	Year Ended	inception) to
	March 31,	March 31,	March 31,
	2008	2007	2008
Operating Activities
Net loss	$ (1,258,255)	$ (160,922)	$ (1,653,591)
Non-cash items:
- Accrued interest on promissory notes	53,334	-	53,334
- Amortization	48	151	432
- Compensation expense	-	-	48,960
- Donated service	6,000	6,000	18,000
- Shares issued for services	248,500	10,001	270,751
- Shares issued for mineral properties	325,100	-	325,100
Changes in non-cash working capital items:
- Prepaids	(3,699)	(1,623)	(5,324)
- Accounts payable and accrued liabilities	97,038	15,659	150,105
- Due to related parties	12,099	-	29,673
Net cash used in operating activities	(519,835)	(130,734)	(762,560)
Investing Activities
Acquisition of equipment	-	-	(432)
Mineral properties	(285,000)	-	(285,000)
Proceeds from mineral property option	175,000	-	175,000
Exploration advances	84,865	-	84,865
Net cash flows used in investing activities	(25,135)	-	(25,567)
Financing activities
Advances from related parties	49,980	-	49,980
Proceeds from the issuance of common stock	190,000	150,000	431,460
Proceeds from the issuance of promissory notes	389,957	-	419,957
Net cash flows provided by financing activities	629,937	150,000	901,397

Increase in cash	84,967	19,266	113,270

Cash, beginning	28,303	9,037	-

Cash, ending	$ 113,270	$ 28,303	$ 113,270
Supplemental cash flow information (Note 11)

The accompanying notes are an integral part of these financial statements

UTAH URANIUM CORP.
(An exploration stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock	Par Value	Additional Paid In Capital	Common Stock Subscribed	Deficit Accumulated During the Exploration stage	Accumulated Other Comprehensive Loss	Stockholders' Equity (Deficit)
Issuance of common stock for services rendered at $0.00005 per share, February 16, 2001	45,000,000	$ 4,500	$ (2,250)	$ -	$ -	$ -	$ 2,250
Loss for the period	-	-	-	-	-	-	-
Balance, March 31, 2002	45,000,000	4,500	(2,250)	-	-	-	2,250
Loss for the year	-	-	-	-	(2,936)	-	(2,936)
Balance, March 31, 2003	45,000,000	4,500	(2,250)	-	(2,936)	-	(686)
Cancellation of common stock	(45,000,000)	(4,500)	4,500	-	-	-	-
Common stock issued for cash
- at $0.005 from September 2003 to March 2004	8,404,000	840	41,180	-	-	-	42,020
- at $0.005 from September 2003 to March 2004	10,880,000	1,088	53,312	-	-	-	54,400
Loss for the year	-	-	-	-	(78,562)	-	(78,562)
Balance, March 31, 2004	19,284,000	1,928	96,742	-	(81,498)	-	17,172
Loss for the year	-	-	-	-	(43,381)	-	(43,381)
Balance, March 31, 2005	19,284,000	1,928	96,742	-	(124,879)	-	(26,209)
Issuance of common stock for debt settlement - at $0.005 on December 30, 2005	7,675,200	768	37,608	-	-	-	38,376
Common stock issued for cash
- at $0.005 from November 5, 2005 to December 31, 2005	8,800,000	880	43,120	-	-	-	44,000
Donated services	-	-	6,000	-	-	-	6,000
Loss for the year	-	-	-	-	(109,535)	-	(109,535)
Balance, March 31, 2006	35,759,200	$ 3,576	$ 183,470	$ -	(234,414)	$ -	(47,368)

The accompanying notes are an integral part of these financial statements

UTAH URANIUM CORP.
(An exploration stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock	Par Value	Additional Paid In Capital	Common Stock Subscribed	Deficit Accumulated During the Exploration stage	Accumulated Other Comprehensive Loss	Stockholders' Equity (Deficit)
Balance, March 31, 2006	35,759,200	$ 3,576	$ 183,470	$ -	$ (234,414)	$ -	$ (47,368)
Issuance of common stock for consulting services - at $0.10 on May 10, 2006	100,000	10	9,991	-	-	-	10,001
Common stock issued for cash - at $0.10 on August 2, 2006	500,000	50	49,950	-	-	-	50,000
Common stock issued for cash - at $0.25 on December 15, 2006	400,000	40	99,960	-	-	-	100,000
Donated services	-	-	6,000	-	-	-	6,000
Loss for the year	-	-	-	-	(160,922)	-	(160,922)
Balance, March 31, 2007	36,759,200	3,676	349,371	-	(395,336)	-	(42,289)
Common stock subscribed	-	-	-	50,000	-	-	50,000
Common stock issued for the Family Butte Property - at $1.09 on April 24, 2007	100,000	10	108,990	-	-	-	109,000
Common stock issued for the Family Butte Property - at $1.09 on April 24, 2007	150,000	15	163,485	-	-	-	163,500
Common stock issued for the Hat Property - at $1.052 on June 11, 2007	50,000	5	52,595	-	-	-	52,600
Common stock issued to a director - at $1.00 on June 11, 2007	100,000	10	99,990	-	-	-	100,000
Common stock issued for Technical Consultant - at $1.00 on June 20, 2007	100,000	10	99,990	-	-	-	100,000
Common stock issued for the Pinto Property - at $1.12 on June 28, 2007	200,000	20	223,980	-	-	-	224,000
Common stock subscribed	-	-	-	130,000	-	-	130,000
Common stock issued for the Pinto Property (Finders' Fee) - at $1.25 on July 28, 2007	50,000	5	62,495	-	-	-	62,500
Common stock issued to Director - at $0.485 on September 12, 2007	100,000	10	48,490	-	-	-	48,500
Common stock issued for the Whale Property - at $0.485 on September 12, 2007	100,000	10	48,490	-	-	-	48,500
Common stock subscribed	-	-	-	(180,000)	-	-	(180,000)
Common stock issued under private placement - at $0.50 on October 25, 2007	520,000	52	259,948	-	-	-	260,000
Common stock issued for Whale Property - at $1.11 on November 5, 2007	50,000	5	55,495	-	-	-	55,500
Sub-total	38,279,200	$ 3,828	$ 1,573,319	$ -	$ (395,336)	$ -	$ 1,181,811
The accompanying notes are an integral part of these financial statements

UTAH URANIUM CORP.
(An exploration stage company)
STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock	Par Value	Additional Paid In Capital	Common Stock Subscribed	Deficit Accumulated During the Exploration stage	Accumulated Other Comprehensive Loss	Stockholders' Equity (Deficit)
Balance carried forward	38,279,200	$ 3,828	$ 1,573,319	$ -	$ (395,336)	$ -	$ 1,181,811
Common stock issued for the Ray Marie Property - at $0..90 on December 31, 2007	50,000	5	44,995	-	-	-	45,000
Common stock issued for the Hoopie Property - at $0..90 on December 31, 2007	50,000	5	44,995	-	-	-	45,000
Common stock issued for Wild Claims - at $0.43 on January 25, 2008	100,000	10	42,990	-	-	-	43,000
Common stock issued for Whale Property - at $0.60 on February 12, 2008	50,000	5	29,995	-	-	-	30,000
Discount on notes payable	-	-	53,334	-	-	-	53,334
Donated services	-	-	6,000	-		-	6,000
Unrealized loss on marketable securities	-	-	-	-	-	(7,000)	(7,000)
Loss for the year	-	-	-	-	(1,258,255)	-	(1,258,255)
Balance, March 31, 2008	38,529,200	$ 3,853	$ 1,795,628	$ -	$ (1,653,591)	$ (7,000)	$ 138,890

The accompanying notes are an integral part of these financial statements

UTAH URANIUM CORP.

 (An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2008

1. Nature and Continuance of Operations

The Company was formed on February 15, 2001 under the laws of the State of Nevada, USA. The Company is an exploration stage company, as defined by Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting for Development Stage Enterprises". The Company's principal business is the acquisition and exploration of mineral properties. The Company has not yet determined whether the properties contain mineral reserves that are economically recoverable.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

During the year ended March 31, 2008, the Company incurred a loss of $1,258,255 (2007: $160,922) and at March 31, 2008 had an accumulated deficit of $1,653,591 (2007: $395,336) and a working capital deficiency of $499,610 (2007: $42,337). The ability of the Company to continue its operations is uncertain and dependant upon achieving a profitable level of operations and to obtain necessary financing to fund ongoing operations.  The outcome of these matters cannot be predicted at this time.

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

2. Significant Accounting Policies

(a)    Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year-end is March 31.

(b)    Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to the fair values assigned to marketable securities, the expected tax rates for deferred income taxes, carrying value of mineral properties, fair value of stock based transactions and determining the fair values of financial instruments. Actual results could differ from those estimates and assumptions.

(c)    Foreign Currency Translation

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

UTAH URANIUM CORP.

 (An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2008

2. Significant Accounting Policies (cont'd...)

(d)  Other Comprehensive Income

SFAS No. 130 “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the years ended March 31, 2008 and 2007, the only component affecting comprehensive income was the unrealised loss from marketable securities.

(e)    Marketable Securities

Marketable securities are classified as available-for-sale, stated at market value as determined by the most recently traded price at the balance sheet date with the change in fair value (unrealized gains or losses) during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. Realized gains and losses are recognized in earnings.

(f)  Equipment

Equipment consists of computer equipment, which is recorded at cost and is depreciated using the declining balance method at a rate of 30% per annum.

(g)   Mineral Properties and Mineral Property Acquisition and Exploration Costs

The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization is not met. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. During the year ended March 31, 2008, the Company capitalized a total of $638,500 (2007: $Nil) mineral property acquisition costs, and expensed a total of $460,599 (2007: $36,731) in mineral property acquisition and exploration costs. To date the Company has not established any proven or probable reserves on its mineral properties.

(h)    Long-Lived Assets Impairment

The carrying values of long-lived assets with fixed or determinable lives are reviewed for impairment whenever events or changes in circumstances indicate the recoverable value may be less than the carrying amount. Recoverable value determinations are based on management's estimates of undiscounted future net cash flows expected to be recovered from specific assets or groups of assets through use or future disposition. Impairment charges are recorded in the period in which determination of impairment is made by management. Assets with indefinite or indeterminable lives are not amortized and are reviewed for impairment on a reporting basis using fair value determinations through management's estimate of recoverable value.

 (i)    Asset Retirement Obligations

The Company recognizes a liability for future retirement obligations associated with the Company's mineral properties.  The estimated fair value of the assets retirement obligation is recorded as a liability and is capitalized  as part of the cost of the related asset  and amortized over  its productive  life.  The  liability

UTAH URANIUM CORP.

 (An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2008

2. Significant Accounting Policies (cont'd...)

 (i)    Asset Retirement Obligations (cont’d…)

accretes until the Company settles the obligation.  As of March 31, 2008 and 2007, management has determined that the Company had no asset retirement obligations.

(j)    Basic and Diluted Loss per Share

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

(k)    Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments.  As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision.  Changes in assumptions can significantly affect estimated fair values.

The respective carrying value of certain financial instruments approximated their fair value. These financial instruments include cash, marketable securities, accounts payable and accrued liabilities, due from joint venture partner, promissory notes and due to related parties. Fair values are estimated to approximate carrying values for these financial instruments, since they are short-term in nature.  Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.  The Company is operating outside of the United States and has exposure to foreign currency risk due to the fluctuation of the currency in which the Company operates and the US dollar. The Company does not use any hedging instruments to limit its exposure to foreign currency risks.

(l)    Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes".  Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”), on April 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No.5, Accounting for Contingencies. As required by Interpretation 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact on the financial statements during the year ended March 31, 2008.

UTAH URANIUM CORP.

 (An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2008

2. Significant Accounting Policies (cont'd...)

(m)    Stock-based Compensation

The Company has adopted SFAS No. 123(R), "Share-Based Payment", which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. As at March 31, 2008, the Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

(n)    Risk Management:

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

 (o)    Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". The Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning April 1, 2010.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008.  Management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, (“SAB 110”). SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment”. The staff will continue to accept, under certain circumstances, the use of a simplified method beyond December 31, 2007 which amends question 6 of Section D.2 as included in SAB 107, “Valuation of Share-

UTAH URANIUM CORP.

 (An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2008

2. Significant Accounting Policies (cont'd...)

(o)    Recent Accounting Pronouncements

Based Payment Arrangements for Public Companies”, which stated that the simplified method could not be used beyond December 31, 2007. SAB 110 is effective April 1, 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SAB 110 will have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the third quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

3. Marketable Securities

During the year ended March 31, 2008 the Company received 100,000 common shares of Consolidated Abaddon Resources Inc. (“Abaddon”), a company listed on the TSX Venture Exchange (“TSX-V”) (Note 5 (d)).  The marketable securities had a cost base of $25,000 and an associated unrealized loss of $7,000, recorded in other comprehensive loss at March 31, 2008.

4. Equipment

UTAH URANIUM CORP.

 (An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2008

5. Mineral Properties

The following summarizes expenditures on the Company’s mineral property interests for the year ended March 31, 2008:

	Family Butte	Henry Mountain	Hat	Pinto	Hoopie	Whale	Ray Marie	Wild Acquisition	Other	Total

Balance Sheets:
March 31, 2007	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Acquisition	272,500	-	72,600	411,500	65,000	174,000	45,000	118,000	-	1,158,600
Option payments received	-	-	-	(100,000)	-	-	-	(75,000)		(175,000)
Impairment	(272,500)	-	(72,600)	-	-	-	-	-	-	(345,100)
March 31, 2008	$ -	$ -	$ -	$ 311,500	$ 65,000	$ 174,000	$ 45,000	$ 43,000	$ -	$ 638,500

Statements of Operations:
Impairment	$ 272,500	$ -	$ 72,600	$ -	$ -	$ -	$ -	$ -	$ -	$ 345,100

Claim maintenance fees	13,395	-	2,250	39,997	-	4,664	-	-	-	60,306
Consulting fees	5,421	-	1,229	8,078	613	2,727	-	-	-	18,068
Investigation	25,161	-	-	-	-	6,730	-	-	650	32,541
Supplies	124	-	-	336	-	-	-	-	-	460
Travel expenses	2,461	-	-	1,663	-	-	-	-	-	4,124
Sub-total	46,562	-	3,479	50,074	613	14,121	-	-	650	115,499
March 31, 2008	$ 319,062	$ -	$ 76,079	$ 50,074	$ 613	$ 14,121	$ -	$ -	$ 650	$ 460,599

March 31, 2007	$ 33,029	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 3,342	$ 36,371

(a)

On March 15, 2007 the Company entered into an option agreement to acquire a 100% interest in certain mining claims (the “Family Butte Property”) located in Utah for a total purchase price of $418,000, payable in stages, and the issuance of 500,000 common shares, issuable in stages.

During the year ended March 31, 2008, the Company paid $46,562 (2007: $33,029) and issued 250,000 shares of common stock at a fair value of $272,500 towards the acquisition of the Family Butte Property.

During the year ended March 31, 2008, the Company performed additional investigation on the merits of the claims and decided not to pursue the Family Butte Property. As a result, $319,062 of mineral property acquisition and exploration costs were charged to the statements of operations.

(b)

On April 10, 2007, the Company entered into an option agreement to acquire a 50% interest in certain mining claims (the “Henry Mountain Property”) located in Utah, for a total purchase price of $50,000, payable in stages, and the issuance of a total of 600,000 common shares, issuable in stages.

During the year ended March 31, 2008, the Company performed additional investigation on the merits of the claims and decided not to pursue the Henry Mountain Property. As at March 31, 2008 and 2007, the Company had not expended any funds on the Henry Mountain Property.

UTAH URANIUM CORP.

 (An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2008

5. Mineral Properties (cont'd...)

(c)

On June 1, 2007, the Company entered into an option agreement (the "Hat Claims Agreement") to acquire a 100% interest in certain mining claims (the “Hat Property”) located in Colorado 100% of the interest in these claims for a total purchase price of $375,000, payable in stages, and the issuance of 400,000 common shares, issuable in stages.

During the year ended March 31, 2008, the Company paid $20,000 (2007: $Nil) and issued 50,000 shares of common stock at a fair value of $52,600, totaling $72,600 in acquisition costs.

During the year ended March 31, 2008, the Company performed additional investigation on the merits of the claims and decided not to pursue the Hat Property. As a result, $76,079 of mineral property acquisition and exploration costs were charged to the statements of operations.

(d)

On June 1, 2007, the Company entered into an option agreement (the "Pinto Claims Agreement") to acquire a 100% interest in certain mining claims (the “Pinto Claims”) located in Utah. The Company can acquire 100% of the interest in these claims in exchange for cash and shares of common stock as follows:

-

$150,000 cash to be paid upon execution of the Pinto Claims Agreement (paid),

-

$50,000 cash to be paid by June 1, 2008 (outstanding, and subsequently amended to June 1, 2009),

-

$400,000 cash to be paid by June 1, 2009,

-

200,000 shares of common stock to be issued within 45 days of the date of the Pinto Claims Agreement (issued) at a fair value of $224,000,

-

300,000 shares of common stock to be issued by June 1, 2008 (outstanding, and subsequently amended to June 1, 2009); and

-

400,000 shares of common stock to be issued by June 1, 2009.

The Company paid a finder’s fee of 50,000 common shares at a fair value of $62,500 which has been capitalized to acquisition costs and expended $25,074 in mineral property exploration costs. The Company is obligated to expend $300,000 as work commitment on the claims by June 1, 2009.

The Pinto Claims are subject to a royalty payable of 4% on uranium and 2% on vanadium. The Company has the right to purchase 2% of the uranium royalty for $3,000,000.

On November 1, 2007 the Company entered into a Joint Venture Agreement (the “Pinto JV Agreement”) with Abaddon in regards to the Pinto Claims. Under the terms of the Pinto JV Agreement, Abaddon can earn its 60% interest in the Pinto Claims in exchange for a one-time payment to the Company of $100,000 (received) on January 3, 2008 (the “Approval Date”) (the date upon which Abaddon received approval from the TSX-V for the Pinto JV Agreement), the assumption of 60% of the Company’s $400,000 remaining cash obligation and the issuance of shares of common stocks of Abaddon as follows:

-

100,000 common shares to be issued on the Approval Date (issued) (Note 3);

-

180,000 common shares to be issued before June 1, 2008 (outstanding as of the audit report date); and

-

240,000 common shares to be issued before June 1, 2009,

Abaddon is also responsible to complete a work commitment of exploration expenditures on the Pinto Claims of $305,000 before December 31, 2007 and an additional $300,000 before June 1, 2008. Abaddon’s work commitments have not been fulfilled. The Company is currently in negotiations with Abaddon to settle the outstanding commitments under the Pinto JV Agreement.

UTAH URANIUM CORP.

 (An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2008

5. Mineral Properties (cont'd...)

(d)

(cont'd...)

As at March 31, 2008, an amount of $13,104 is receivable from Abaddon regarding work commitment expenditures. This balance has been recorded in exploration advances.

Subsequent to March 31, 2008, the Pinto Claims Agreement was amended (Note 13).

(e)

On June 29, 2007, the Company entered into an option agreement (the “Hoopie Mine Agreement”) to acquire a 100% interest in certain mining claims (the “Hoopie Mine Property”) located in Colorado, in exchange for cash and the issuance of shares of common stock as follows:

-

$10,000 cash to be paid upon execution of the Hoopie Mine Agreement (paid);

-

$10,000 cash to be paid 90 days after the execution of the Hoopie Mine Agreement (paid);

-

$45,000 cash to be paid 180 days after the execution of the Hoopie Mine Agreement (outstanding);

-

$80,000 cash to be paid by June 29, 2008;

-

$100,000 cash to be paid by June 29, 2009;

-

$130,000 cash to be paid by June 29, 2010;

-

50,000 common shares to be issued 180 days after the execution of the Hoopie Mine Agreement (issued) at a fair value of $45,000;

-

100,000 common shares to be issued by June 29, 2008;

-

100,000 common shares to be issued by June 29, 2009; and

-

150,000 common shares to be issued by June 29, 2010.

During the year ended March 31, 2008, the Company expended $613 (2007: $Nil) on mineral property exploration costs in relation to the Hoopie Mine Property.

The Company is currently in negotiations to settle the outstanding commitments under the Hoopie Mine Agreement.

(f)

On August 1, 2007, the Company entered into an option agreement (the “Whale Property Agreement”) to acquire a 100% interest in certain mining claims (the “Whale Property”) located in Utah, in exchange for cash and the issuance of shares of common stock as follows:

-

$40,000 cash to be paid upon execution of the Agreement (paid);

-

$40,000 cash to be paid by October 1, 2007 (outstanding);

-

$40,000 cash to be paid by February 1, 2008 (outstanding);

-

$80,000 cash to be paid by June 1, 2008 (outstanding as of audit report date);

-

$80,000 cash to be paid by June 1, 2009;

-

100,000 common shares to be issued upon Execution of the Agreement (issued) at a fair value of $48,500;

-

50,000 common shares to be issued by October 1, 2007 (issued) at a fair value of $55,500;

-

50,000 common shares to be issued by February 1, 2008 (issued) at a fair value of $30,000;

-

100,000 common shares to be issued by June 1, 2008 (subsequently issued) at a fair value of $43,000; and

-

100,000 common shares to be issued by June 1, 2009.

UTAH URANIUM CORP.

 (An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2008

5. Mineral Properties (cont'd...)

(f)

(cont'd...)

During the year ended March 31, 2008, the Company expended $14,121 (2007: $Nil) on mineral property exploration costs in relation to the Whale Property.

The Company is currently in negotiations to settle the outstanding commitments under the Whale Property Agreement.

(g)

On November 30, 2007, the Company entered into a Letter of Understanding (“LOU”) for the option to acquire a 100% interest in certain mineral claims (the “Ray Marie Property”), located in Colorado, in exchange for cash and share of common stock as follows:

- $10,000 cash to be paid upon execution of the LOU (outstanding)

- $10,000 cash to be paid 90 days after execution of the LOU (outstanding)

- $45,000 cash to be paid 180 days after execution of the LOU (outstanding as of audit report date)

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

- 50,000 shares of common stock to be issued 180 days after execution of the LOU (issued) at fair value of $45,000

- 100,000 shares of common stock to be issued upon the first anniversary of the LOU

- 100,000 shares of common stock to be issued upon the second anniversary of the LOU

- 150,000 shares of common stock to be issued upon the third anniversary of the LOU

The Company is currently in negotiations to settle the commitments under the Ray Marie property agreement.

(h)

On January 14, 2008, the Company entered into an option agreement (the “Wild Claims Agreement”) to acquire a 100% interest in certain mining claims (the “Wild Claims”) located in Utah, in exchange for cash and shares of common stock as follows:

-

$75,000 cash to be paid upon execution of the Agreement (paid);

-

$100,000 cash to be paid by January 15, 2009;

-

$100,000 cash to be paid by January 15, 2010;

-

100,000 shares of common stock to be issued within 45 days of the date of the Agreement (issued)

 at a fair value of $43,000;

-

250,000 shares of common stock to be issued by January 15, 2009; and

-

250,000 shares of common stock to be issued by January 15, 2010.

The Company has also to expend $300,000 as work commitment on the Wild Claims within the next 24 months.  The Company is also required to pay royalties between 2% to 4% on the production and sale of certain minerals found on the Wild Claims. Beginning June 1, 2010, the Company must pay a yearly minimum royalty of $300,000.

On January 15, 2008 the Company entered into a Joint Venture Agreement (the “Wild Claims JV Agreement”) with Abaddon in regards to the Wild Claims. Under the terms of the Wild Claims JV Agreement, Abaddon can earn a 60% interest in the Wild Claims in exchange for a one-time payment to the Company of $75,000 (received) upon the date that Abaddon receives approval from the TSX-V (February 6, 2008) for the Wild Claims  JV  Agreement,  the  assumption  of  60%  of  the  Company’s

UTAH URANIUM CORP.

 (An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2008

5. Mineral Properties (cont'd...)

(h)   (cont’d…)

$200,000 remaining cash obligation and 60% of the annual fees to the Bureau of Land Management and the issuance of shares of common stock of Abaddon as follows:

-

150,000 common shares to be issued before January 15, 2009; and

-

150,000 common shares to be issued before January 15, 2010.

Abaddon is also responsible to complete a work commitment of exploration expenditures on the Wild Claims as follows:

        -

$300,000 to commence prior to June 1, 2008; and

        -

An additional $300,000 on or before December 31, 2008.

As at March 31, 2008, the Company received an advance of $97,969 from Abaddon to carry out the work commitments. This balance has been recorded in exploration advances.

Subsequent to March 31, 2008, Abaddon has not fulfilled its work commitment and the Company is in negotiations with Abaddon to settle the outstanding commitments under the Wild Claims JV Agreement.

6. Promissory Notes

During the year ended March 31, 2008, the Company issued eight promissory notes for total proceeds of $389,957.  During the year ended March 31, 2008 $70,000 of these promissory notes were converted to equity by issuing 140,000 shares of common stock at $0.50 per share (see Note 8 (a)). As at March 31, 2008, five of these promissory notes remain outstanding. These promissory notes are unsecured, non-interest bearing and have no specific terms for repayment.

As these notes are non-interest bearing, management has determined the fair value to be $226,624 based on interest rate of 20%, and an expected repayment period of two years. Therefore a discount of $53,334 on the funds received from the promissory notes has been recorded as additional paid-in capital and is being charged as interest expense. The carrying value of the notes at March 31, 2008 is $319,957.

7. Related Party Transactions

During the year ended March 31, 2008, the Company entered into the following transactions with related parties:

(a)  Incurred consulting fees of $27,922 (2007: $15,500) to officers of the Company and $67,064 ($60,000 CDN) (2007: $5,000) to the President of the Company. During the year ended March 31, 2007, the Company entered into a consulting agreement with the President, whereby the Company is obligated to pay $5,000 CDN per month to the President, for a term of two years.

(b)

Issued 200,000 (2007: Nil) shares of common stock to a director (Note 8 (d)) which has been recorded at a fair value of $148,500 (2007: $Nil) and is recorded in consulting fees.

(c)

Received an advance of $49,980 (2007: $Nil) from a shareholder of the Company. The amount owing is unsecured, non-interest bearing and has no specific terms of repayment.

(d)

As at March 31, 2008 $25,128 (2007: $13,029) was owing to parties related to the Company. The amount owing is unsecured, non-interest bearing and has no specific terms for repayment.

UTAH URANIUM CORP.

 (An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2008

8. Common Stock

During the year ended March 31, 2008, the Company entered into the following stock related transactions:

(a)

The Company completed a private placement for total proceeds of $260,000 (including $70,000 promissory notes converted to 140,000 common shares (Note 6) by issuing 520,000 share units at $0.50 per unit. Each share unit comprised of one common share and one share purchase warrant, exercisable until October 11, 2009 at a price of $0.80 per share.

(b)

Issued 250,000 shares of common stock with a fair value of $1.09 per share for payment towards the Family Butte Property Agreement (Note 5(a)). The fair value of these shares, $272,500 has been recorded as acquisition costs for the Family Butte Property.

(c)

Issued 50,000 shares of common stock with a fair value of $1.05 per share for payment towards the Hat Claims Agreement (Note 5(c)). The fair value of these shares, $52,600 has been recorded as acquisition costs for the Hat Property.

(d)

Issued 200,000 shares of common stock with a fair value of $1.00 per share (100,000 shares) and $0.485 per share (100,000 shares) to a director of the Company as compensation (Note 7). The fair value of these shares, $148,500 has been recorded in consulting fees.

(e)

Issued 100,000 shares of common stock with a fair value of $1.00 per share to a technical advisor to the Company as compensation. The fair value of these shares, $100,000, has been allocated to consulting fees.

(f)

Issued 200,000 shares of common stock with a fair value of $1.12 per share for payment towards the Pinto Claims Agreement (Note 5(d)). The fair value of these shares, $224,000 has been recorded as acquisition costs for the Pinto Property.

(g)

Issued 50,000 shares of common stock with a fair value of $1.25 per share as a finder’s fee towards the Pinto Claims Agreement (Note 5(d)). The fair value of these shares, $62,500 has been recorded as acquisition costs for the Pinto Property.

(h)

Issued 100,000 shares of common stock with a fair value of $0.485 per share for payment towards the Whale Property Agreement (Note 5(f)). The fair value of these shares, $48,500 has been allocated as acquisition costs for the Whale Property.

(i)

Issued 50,000 common shares with a fair value of $0.90 per share for payment towards the Hoopie Mine Agreement (Note 5(e)).  The fair value of these shares, $45,000 has been allocated as acquisition costs for the Hoopie Mine Property.

(j)

Issued 50,000 common shares with a fair value of $ 1.11 per share for payment towards the Whale Property Agreement (Note 5 (f)). The fair value of these shares, $55,500 has been allocated as acquisition costs for the Whale Property.

(k)

Issued 50,000 common shares with a fair value of $0.90 per share for payment towards the LOU for the Ray Marie and Marcas claims Agreement (Note 5(g)).  The faire value of these shares, $45,000 has been allocated as acquisition costs for the Ray Marie Property.

(l)

Issued 100,000 common shares with a fair value of $0.43 per share for payment towards the Wild Claims Agreement (Note 5(h)). The fair value of these shares, $43,000 has been allocated as acquisition costs for the Wild Claims.

UTAH URANIUM CORP.

 (An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2008

8. Common Stock (cont'd...)

(m)

Issued 50,000 common shares with a fair value of $0.60 per share for payment towards the Whale Property Agreement (Note 5 (f)). The fair value of these shares, $30,000 has been allocated as acquisition costs for the Whale Property.

During the year ended March 31, 2007, the Company entered into the following stock related transactions:

(a)   The Company completed a forward split of its common shares on a 20:1 basis as of April 30, 2006.   All share and per share information in these financial statements have been retroactively restated for all periods presented.

(b)   The Company retained Wannigan Capital Corp. ("Wannigan") to provide consulting services. The Company issued to Wannigan 100,000 with a fair value of $0.10 per share (post forward split) of its $0.0001 par value common shares as compensation.

(c)   On August 2, 2006, the Company issued 500,000 shares of common stock at a price of $0.10 per share for proceeds of $50,000.

(d)   The Company completed a private placement on December 15, 2006, issuing 400,000 share units at a price of $0.25 per unit to ten investors for proceeds of $100,000. Each share unit comprised of one common share and one share purchase warrant, exercisable until December 15, 2008 at a price of $0.25 per share.

Additional Paid –In Capital

The excess of proceeds received for shares of common stock over their par value of $0.0001, less share issue costs, is credited to additional paid-in capital

Warrants

Warrant transactions are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at March 31, 2006	-	$ -
Warrants granted	400,000	0.25
Balance at March 31, 2007	400,000	0.25
Warrants granted	520,000	0.80

Balance at March 31, 2008	920,000	$ 0.56

The following warrants were outstanding at March 31, 2008:

Number	Exercise Price	Expiry Date

400,000 520,000	$0.25 $0.80	December 15, 2008 October 11, 2009

The weighted average remaining life of the warrants is 1.24 years at March 31, 2008 and the weighted average exercise price is $0.56.

UTAH URANIUM CORP.

 (An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2008

9. Donated Capital

Effective April 1, 2005, the Company recognizes donated services from officers of the Company for office rent, valued at $500 per month totalling $6,000 for the year ending March 31, 2008 (2007: $6,000).

10.   Segmented Information

The Company's business is operating in one segment, being the acquisition and exploration of mineral properties, and in one geographical area, the USA.

11.

Supplemental Cash Flow Information

			February 15,
			2001
			(Date of
			Inception)
	Year ended March 31,		March 31,
	2008	2007	2008
Cash paid for:
Income taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

Non-cash transactions:
Issued 250,000 shares at a fair value of $272,500 as payment for the Family Butte Property - Note 5(a)	$ 272,500	$ -	$ 272,500
Issued 50,000 shares at a fair value of $52,600 as payment for the Hat Property - Note 5(c)	52,600	-	52,600
Issued 250,000 shares at a fair value of $286,500 as payment for the Pinto Property - Note 5(d)	286,500	-	286,500
Issued 50,000 shares at a fair value of $45,000 as payment for the Hoopie Property - Note 5(e)	45,000	-	45,000
Issued 200,000 shares at a fair value of $134,000 as payment for the Whale Property - Note 5(f)	134,000	-	134,000
Issued 50,000 shares at a fair value of $45,000 as payment for the Ray Marie Property - Note 5(g)	45,000	-	45,000
Issued 100,000 shares at a fair value of $43,000 as payment for the Wild Acquisition - Note 5(h)	43,000	-	43,000
Issued 140,000 shares at a fair value of $70,000 for settlement of a promissory note - Note 6	70,000	-	70,000
Issued 7,675,200 shares at a fair value of $38,376 for settlement of debt	-	38,376	38,376
Issued 100,000 shares at a fair value of $10,000 as compensation for consulting services	-	10,000	10,000
Issued 200,000 shares at a fair value of $148,500 as compensation for a director – Note 7(b)	148,500	-	148,500
Received 100,000 of common shares of Abaddon with a fair value of $25,000 as a mineral property option payment – Notes 3 and 5 (d)	(25,000)	-	(25,000)
Issued 100,000 shares with a fair value of $100,000 to a technical consultant	100,000	-	100,000

UTAH URANIUM CORP.

 (An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2008

12.  Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2008	2007
Net loss before income taxes	$ 1,258,255	$ 160,922
Statutory tax rate	34%	34%
Income tax recovery	427,807	54,713
Non-deductible items	57,403
Deductible items	(23,825)	-
Unrecognized non-capital losses	(461,385)	(54,713)

Income tax provision	$ –	$ –

The significant components of deferred income tax assets and liabilities at March 31, 2008 and 2007 are as follows:

	2008	2007
Net operating loss carryforwards	$ 1,749,000	$ 392,000
Statutory tax rate	32%	30%
Deferred tax asset	559,680	117,600
Deferred tax liability	(21,000)	-
Valuation allowance	(538,680)	(117,600)

Net deferred tax asset	$ –	$ –

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations.  The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards.

Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended March 31, 2008 and 2007.  At March 31, 2008, the Company has net operating loss carryforwards, which expire commencing in 2026, totaling approximately $1,749,000.  The potential tax benefit of these losses may be limited due to certain change in ownership provisions under Section 382 of the Internal Revenue Code (“IRS”) and similar state provisions.

IRS Section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carryforwards after a change in control (generally greater than a 50% change in ownership) of a loss corporation. Generally, after a control change, a loss corporation cannot deduct operating loss carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through March 31, 2008, but believes that the provisions will not limit the availability of losses to offset future income.

UTAH URANIUM CORP.

 (An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2008

13.

Subsequent Events

Subsequent to March 31, 2008, the Company entered into the following transactions:

(a)

The Company entered into an option agreement to acquire a 100% interest in the Metallic and Industrial Mineral Agreements (“M&IM Agreement”) located in the province of Alberta, Canada, in exchange for cash and the issuance of shares of common stock as follows:

-

$50,000 cash to be paid within 10 days of execution of the agreement (paid);

-

$50,000 cash to be paid by August 25, 2008;

-

$75,000 cash to be paid by December 25, 2008;

-

$75,000 cash to be paid by April 25, 2009;

-

$50,000 cash to be paid by August 25, 2009;

-

100,000 common shares within 10 days of execution of the agreement (issued);

-

50,000 common shares to be issued by August 25, 2008 (issued);

-

50,000 common shares to be issued by December 25, 2008;

-

50,000 common shares to be issued by April 25, 2009; and

-

50,000 common shares to be issued by August 25, 2009.

The Company also signed a Letter of Intent (“LOI”) with a third party, Mountain Capital Inc., (the “Optionee”) to enter into an Option Agreement, where the Optionee can earn a 50% interest in the Mineral Agreements filed with the Alberta Ministry of Mining known as the Ernestina Lake property, in exchange for cash and common stock of the Optionee as follows:

-

$50,000 cash upon signing of the LOI (paid);

-

$125,000 cash and 500,000 common shares upon TSX-V approval;

-

$75,000 cash and equivalent value of $30,000 in shares prior to December 25, 2008;

-

$125,000 cash and equivalent value of $30,000 in shares prior to April 25, 2009;

-

$125,000 cash and equivalent value of $30,000 in shares prior to August 25, 2009;

-

$500,000 work commitment within 12 months including preparation of a NI43-101 report; and

-

Additional $1,000,000 work commitment within 24 months of granting of Exploration Permits

 (b)

The Pinto Claims Agreement (Note 5(d)) was amended whereby the Company’s outstanding obligations include:

-

$350,000 cash to be paid by June 1, 2009,

-

$400,000 cash to be paid by June 1, 2010,

-

300,000 shares of common stock to be issued by June 1, 2009; and

-

400,000 shares of common stock to be issued by June 1, 2010.

All other terms and conditions related to the Pinto Claims Agreement remain intact.

Item 8.  Changes in and Disagreement with Accounts on Accounting and Financial Disclosure.

Our Independent Auditors are Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants, 1140 West Pender Street, Suite 1500, Vancouver, British Columbia, V6E 4G1, Canada.  During the period from inception to March 31, 2008, there have been no disagreements of any kind with the Company's Independent Auditors.

Item 8A. Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of March 31, 2008, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of March 31, 2008 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (1), (2) and (3) above did not have an effect on the Company's financial results.

We are committed to improving our financial organization. As part of this commitment, we will i) create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company ii) preparing and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. This annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting.

Management's report is not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Item 8B. Other Information

During the year ended March 31, 2008, there was no information required to be reported on Form 8K which was no previously reported.

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

All of our directors hold office until the next annual general meeting of our shareholders or until their successors are elected and qualified.  Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.  Our directors and executive officers and their respective ages as of the date of this Annual Report are as follows:

	Position Held		Date First Elected or
Name	With the Company	Age	Appointed

Peter Dickie	President and Director	44	March 8, 2007

Christopher R. Verrico	Director	50	February 11, 2005

Michael H. Sandidge	Director	51	May 15, 2007

Donald O. Miller	Director	57	June 20, 2007

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

CHRISTOPHER R. VERRICO.  Mr. Christopher Verrico has been a director of our Company since February 11, 2005.  Mr. Verrico has been a director and officer of Lateegra Gold Corp. (listed on the TSX Venture Exchange) since October, 2006, and a director of Raytec Metals Corp. (listed on the TSX Venture Exchange) since November, 2006.  He worked as a construction superintendent for JJM Construction Ltd. from July, 2003, to October, 2004 and a consultant and promoter for Candente Resources Corp. from April, 2000 to May, 2003.  Mr. Verrico has extensive mineral resource public company knowledge.

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

Board and Committee Meetings

The Board of Directors of the Company held informal meetings during the year ended March 31, 2008.  All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and the By-laws of the Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended March 31, 2008, our only standing committee of the Board of Directors was our audit committee.

Audit Committee

Currently our audit committee consists of our Peter Dickie and Christopher Verrico.  We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2008, there were informal meetings held by this Committee. The business of the audit committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our audit committee are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2008, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

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

Item 10. Executive Compensation

The following table sets forth the compensation paid to our President and Chief Executive Officer during the fiscal year ended March 31, 2008.  Mr. Townsend resigned as officer and director on March 8, 2007, and Mr. Peter Dickie was appointed President and director in his place.  No officer, director or employee earned in excess of $100,000 during the fiscal year.

SUMMARY COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Comp- ensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Option/SARs (#)	LTIP Payouts ($)	All Other Comp- ensation ($)

Kenneth G. Townsend, Former President, CEO, CFO, Secretary and Director	2005	$0.00	$0.00	$0.00	$0.00	0	$0.00	$0.00
	2006	$0.00	$0.00	$0.00	$0.00	0	$0.00	$0.00
	2007	$0.00	$0.00	$0.00	$0.00	0	$0.00	$0.00

Peter Dickie, President, CEO and Director	2006	$0.00	$0.00	$0.00	$0.00	0	$0.00	$0.00
	2007	$0.00	$0.00	$5,000	$0.00	0	$0.00	$0.00
	2008	$0.00	$0.00	$67,064	$0.00	0	$0.00	$0.00

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

Compensation Of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay director's fees or other cash compensation for services rendered as a director in the year ended March 31, 2008.

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

Employment Contracts

During the period ended March 31, 2007, we paid total consulting fees of $65,979 for consulting services to our Company.

During the period ended March 31, 2008, we paid total consulting fees of $193,921 for consulting services to our Company.

On December 1, 2006, the Company entered into a one year Consulting Agreement with Mr. Christopher Turley, our former CFO, to provide assistance in its day-to-day operations, for a fee of CDN$1,000 per week.  Specifically, he assisted in interaction with the Company’s auditors, transfer agent and regulatory authorities.   Mr. Turley's contact was terminated on November 30, 2007.

On March 8, 2007, the Company entered into a two year Senior Management Consulting Agreement with Mr. Peter Dickie, the President, to provide senior management to the Company for a fee of CDN$5,000 per month in the first year and CDN$10,000 per month in the second year.  Specifically, he performs the duties of the President, provides administration of the day-to-day affairs, liaisons with the Company auditors, accountants, and lawyers, develops financial plans, negotiates future acquisitions and business ventures and negotiates financings on behalf of the Company.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 11, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner and Position with Company	Position with Company	Amount Beneficially Owned	Percentage of Beneficial Ownership
Peter Dickie 2256 Spruce Street Vancouver, BC V6H 2P3	President and Director	1,090,000	2.83%
Christopher Verrico 6785 West Boulevard Vancouver, BC, V6P 5R8	Director	6,000,000	15.57%
Donald O. Miller 17 Club Vista Drive Henderson, NV 89052	Director	100,000	0.26%
Michael Sandidge 2741 Easy Street Wenatchee, WA 98801	Director	100,000	0.26%
Kenneth Townsend 2028 West 53rd Street Vancouver, BC V6P 1H2	Former President, CEO, Secretary and Director	8,945,200	23.22%
Spectre Investments Inc. 1128 – 789 West Pender St Vancouver, BC, V6C 1H2	N/A	3,240,000	8.41%

Item 12.  Certain Relationships and Related Transactions; Director Independence

None of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing have any interest, direct or indirect in any transaction or any proposed transaction or in any proposed transactions, which has materially affected or will materially affect us during the fiscal years ended March 31, 2008 and 2007.

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

2008:

$20,000

2007:

$16,000

2.

Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2008:

$16,000

2007:

$  7,000

3.

Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2008:

$0

2007:

$5,500

4.

All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2008:

$0

2007:

$0

5.

Audit Committee Pre-Approval Procedures. Our audit committee does not pre-approve any matters as all issues must come before the audit committee for approval.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTAH URANIUM CORP.

/s/ Peter E. Dickie

Peter E. Dickie, President & Director

Dated:

July 15, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Christopher R. Verrico

Christopher R. Verrico, Director

Dated:   July 15, 2008