Form 10-Q
period 2008-06-30
UNIVERSAL POTASH CORP.
filed 2008-08-19
CIK 1295190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2008
Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

Universal Potash Corp.

(Exact name of registrant as specified in its charter)

———————

Nevada	000-50915	90-0342342
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

11850 South Highway 191, Unit B-9, Moab, UT  84532

(Address of Principal Executive Office) (Zip Code)

(435) 259-0460

(Registrant’s telephone number, including area code)

Utah Uranium Corp.

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		X	Yes	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer		[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company		[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		[ ] Yes		X	No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 38,779,200 common shares issued and outstanding as of August 12, 2008

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

Following are the financial statements of the Company for the period ended June 30, 2008.

UNIVERSAL POTASH CORP.

(formerly Utah Uranium Corp.)

(An exploration stage company)

Financial Statements

June 30, 2008

Index

Balance Sheets

Statements of Operations

Statements of Cash Flows

Notes to the Financial Statements

UNIVERSAL POTASH CORP.
(formerly Utah Uranium Corp.)
(An exploration stage company)
BALANCE SHEETS

	June 30,	March 31
	2008	2008
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$ 33,564	$ 113,270
Prepaids	5,322	5,322
Marketable securities - Note 2	20,000	18,000
Total Current Assets	58,886	136,592

Mineral properties - Note 3	728,500	638,500

Total Assets	$ 787,386	$ 775,092

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 217,539	$ 156,272
Exploration advances - Notes 3(a) and (e)	79,179	84,865
Promissory notes - Note 4	319,957	319,957
Due to related parties - Note 5	75,108	75,108
Total Liabilities	691,783	636,202

Stockholders' Equity
Common stock - Note 6
Authorized : 100,000,000 common shares, $0.0001 par value
Issued and outstanding: 38,579,200 common shares (March 31, 2008: 38,529,200)	3,858	3,853
Additional paid-in capital	1,837,123	1,795,628
Common stock subscribed	-	-
Accumulated other comprehensive loss	(5,000)	(7,000)
Deficit accumulated during the exploration stage	(1,740,378)	(1,653,591)
Total Stockholders' Equity	95,603	138,890
Total Liabilities and Stockholders' Equity	$ 787,386	$ 775,092

Going Concern Contingency - Note 1
Commitments - Note 3
Subsequent events - Note 9

The accompanying notes are an integral part of these financial statements

UNIVERSAL POTASH CORP.
(formerly Utah Uranium Corp.)
(An exploration stage company)
STATEMENTS OF OPERATIONS

			February 15,
	Three Months	Three Months	2001 (date of
	Ended	Ended	inception) to
	June 30,	June 30,	June 30,
	2008	2007	2008

Expenses
Amortization	$ -	$ 36	$ 257
Compensation expenses	-	-	-
Compensation expenses	-	-	48,960
Consulting fees - Note 5	48,434	243,902	566,835
General and administrative	30,413	41,119	489,644
Impairment of mineral properties	-	-	345,100
Interest expense	-	-	53,334
Mineral properties costs - Note 3	1,940	734,529	194,248
Rent - Note 7	6,000	3,500	42,000

Net loss	$ (86,787)	$ (1,023,086)	$ (1,740,378)

Net loss per share attributable to common
stockholders:
Basic and diluted	$ (0.00)	$ (0.03)

Weighted average number of
common shares outstanding:
Basic and diluted	38,488,541	36,989,969

The accompanying notes are an integral part of these financial statements

UNIVERSAL POTASH CORP.
(formerly Utah Uranium Corp.)
(An exploration stage company)
STATEMENTS OF CASH FLOWS

			February 15,
	Three Months	Three Months	2001 (date of
	Ended	Ended	inception) to
	June 30,	June 30,	June 30,
	2008	2007	2008
Operating Activities
Net loss	$ (86,787)	$ (1,023,086)	$ (1,740,378)
Non-cash items:
- Accrued interest on promissory notes	-	-	53,334
- Amortization	-	36	432
- Compensation expense	-	-	48,960
- Donated service	1,500	1,500	19,500
- Shares issued for services	-	200,020	270,751
- Shares issued for mineral properties	40,000	548,980	365,100
Changes in non-cash working capital items:
- Prepaids	-	(11,000)	(5,324)
- Accounts payable and accrued liabilities	61,267	35,544	211,372
- Due to related parties	-	-	29,673
Net cash used in operating activities	15,980	(248,006)	(746,580)
Investing Activities
Acquisition of equipment	-	-	(432)
Mineral properties	(90,000)	-	(375,000)
Proceeds from mineral property option	-	-	175,000
Exploration advances	(5,686)	-	79,179
Net cash flows used in investing activities	(95,686)	-	(121,253)
Financing activities
Advances from related parties	-	-	49,980
Proceeds from the issuance of common stock	-	50,000	431,460
Proceeds from the issuance of promissory notes	-	193,930	419,957
Net cash flows provided by financing activities	-	243,930	901,397

Change in cash	(79,706)	(4,076)	33,564

Cash, beginning	113,269.64	28,303	-

Cash, ending	$ 33,564	$ 24,227	$ 33,564

Supplemental cashflow information - Note 8

The accompanying notes are an integral part of these financial statements

UNIVERSAL POTASH CORP.

(formerly Utah Uranium Corp.)

 (An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2008

1. Basis of presentation

Unaudited Interim Financial Statements

As of July 31, 2008, the Company has changed its name from Utah Uranium Corp. to Universal Potash Corp. There was no change in share capital and no consolidation of shares associated with this name change. The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q. They may not include all information and footnotes required by US GAAP for complete financial statements. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB as at March 31, 2008. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.

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

2. Marketable Securities

The Company received 100,000 common shares of Consolidated Abaddon Resources Inc. (“Abaddon”) in fiscal year 2008. Abaddon is a company listed on the TSX Venture Exchange (“TSX-V”) (Note 3 (a)).  The marketable securities had a cost base of $25,000 and an associated unrealized loss of $7,000, recorded in other comprehensive loss at March 31, 2008. A $2,000 unrealized gain was recognized at June 30, 2008. The net unrealized loss recorded in other comprehensive loss is $5,000 as of June 30, 2008.

3. Mineral Properties

The following summarizes expenditures on the Company’s mineral property interests for the three months ended June 30, 2008:

UNIVERSAL POTASH CORP.

(formerly Utah Uranium Corp.)

 (An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2008

	Ernestina Property	Pinto	Hoopie	Whale	Ray Marie	Wild Acquisition	Other	Total

Balance Sheets:
March 31, 2008	$ -	$ 311,500	$ 65,000	$ 174,000	$ 45,000	$ 43,000	$ -	$ 638,500
Acquisition	90,000	-	-	-	-	-	-	90,000
June 30, 2008	$ 90,000	$ 311,500	$ 65,000	$ 174,000	$ 45,000	$ 43,000	$ -	$ 728,500

Statements of Operations:

Claim maintenance fees	-	-	-	-	-	-	1,940	1,940
June 30, 2008	$ -	$ -	$ -	$ -	$ -	$ -	$ 1,940	$ 1,940

UNIVERSAL POTASH CORP.

(formerly Utah Uranium Corp.)

 (An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2008

3. Mineral Properties (cont'd...)

(a)

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

-

180,000 common shares to be issued before June 1, 2008 (outstanding); and

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

As at June 30, 2008, an amount of $13,163 is receivable from Abaddon regarding work commitment expenditures. This balance has been recorded in exploration advances.

The Pinto Claims Agreement was amended whereby the Company’s outstanding obligations include:

-

$350,000 cash to be paid by June 1, 2009,

-

$400,000 cash to be paid by June 1, 2010,

-

300,000 shares of common stock to be issued by June 1, 2009; and

-

400,000 shares of common stock to be issued by June 1, 2010.

All other terms and conditions related to the Pinto Claims Agreement remain intact.

UNIVERSAL POTASH CORP.

(formerly Utah Uranium Corp.)

 (An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2008

3. Mineral Properties (cont'd...)

(b)

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

-

$80,000 cash to be paid by June 29, 2008 (outstanding – see note 9);

-

$100,000 cash to be paid by June 29, 2009;

-

$130,000 cash to be paid by June 29, 2010;

-

50,000 common shares to be issued 180 days after the execution of the Hoopie Mine Agreement (issued) at a fair value of $45,000;

-

100,000 common shares to be issued by June 29, 2008 (issued subsequent to June 30, 2008);

-

100,000 common shares to be issued by June 29, 2009; and

-

150,000 common shares to be issued by June 29, 2010.

During the period ended June 30, 2008, the Company expended $NIL (2007: $Nil) on mineral property exploration costs in relation to the Hoopie Mine Property.

The Company is currently in negotiations to settle the outstanding commitments under the Hoopie Mine Agreement.

(c)

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

-

$80,000 cash to be paid by June 1, 2008 (outstanding);

-

$80,000 cash to be paid by June 1, 2009;

-

100,000 common shares to be issued upon Execution of the Agreement (issued) at a fair value of $48,500;

-

50,000 common shares to be issued by October 1, 2007 (issued) at a fair value of $55,500;

-

50,000 common shares to be issued by February 1, 2008 (issued) at a fair value of $30,000;

-

100,000 common shares to be issued by June 1, 2008 (issued subsequent to June 30, 2008 – Note 9) at a fair value of $43,000; and

-

100,000 common shares to be issued by June 1, 2009.

During the period ended June 30, 2008, the Company expended $NIL (2007: $Nil) on mineral property exploration costs in relation to the Whale Property.

The Company is currently in negotiations to settle the outstanding commitments under the Whale Property Agreement.

UNIVERSAL POTASH CORP.

(formerly Utah Uranium Corp.)

 (An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2008

3. Mineral Properties (cont'd...)

(d)

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

- $45,000 cash to be paid 180 days after execution of the LOU (outstanding)

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

(e)

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

UNIVERSAL POTASH CORP.

(formerly Utah Uranium Corp.)

 (An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2008

3. Mineral Properties (cont'd...)

(e)  (cont’d…)

Abaddon is also responsible to complete a work commitment of exploration expenditures on the Wild Claims as follows:

        -

$300,000 to commence prior to June 1, 2008; and

        -

An additional $300,000 on or before December 31, 2008.

As at June 30, 2008, the Company received an advance of $92,342 from Abaddon to carry out the work commitments. This balance has been recorded in exploration advances.

Subsequent to June 30, 2008, Abaddon has not fulfilled its work commitment and the Company is in negotiations with Abaddon to settle the outstanding commitments under the Wild Claims JV Agreement.

(f)

On April 25, 2008, the Company entered into an option agreement to acquire a 100% interest in the Metallic and Industrial Mineral Agreements (“M&IM Agreement”) located in the province of Alberta, Canada, in exchange for cash and the issuance of shares of common stock as follows:

-

$50,000 cash to be paid within 10 days of execution of the agreement (paid);

-

$50,000 cash to be paid by June 25, 2008 (paid);

-

$75,000 cash to be paid by December 25, 2008;

-

$75,000 cash to be paid by April 25, 2009;

-

$50,000 cash to be paid by August 25, 2009;

-

100,000 common shares within 10 days of execution of the agreement (issued);

-

50,000 common shares to be issued by June 25, 2008 (issued);

-

50,000 common shares to be issued by December 25, 2008;

-

50,000 common shares to be issued by April 25, 2009; and

-

50,000 common shares to be issued by August 25, 2009.

The Company also signed a Letter of Intent (“LOI”) with a third party, Mountain Capital Inc., (the “Optionee”) to enter into an Option Agreement, where the Optionee can earn a 50% interest in the Mineral Agreements filed with the Alberta Ministry of Mining known as the Ernestina Lake property (“Ernestina”), in exchange for cash and common stock of the Optionee as follows:

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

-

$500,000 work commitment within 12 months including preparation of a NI43-101 report; and

-

Additional $1,000,000 work commitment within 24 months of granting of Exploration Permits

4. Promissory Notes

The carrying value of the promissory notes at June 30, 2008 was $319,957 (2007 - $319,957). These promissory notes are unsecured, non-interest bearing and have no specific terms for repayment. Management has determined the promissory to be repaid over a period of two years with interest rate at 20%.

UNIVERSAL POTASH CORP.

(formerly Utah Uranium Corp.)

 (An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2008

5. Related Party Transactions

During the three months ended June 30, 2008, the Company entered into the following transactions with related parties:

(a)  Incurred consulting fees of $6,704 (2007: $9,100) to officers of the Company and $41,730  ($30,000 CDN) (2007: $14,500) to the President of the Company.

(b)

As at June 30, 2008 $75,108 (March 31, 2008 - $75,108) was owing to parties related to the Company. The amount owing is unsecured, non-interest bearing and has no specific terms for repayment.

6. Common Stock

During the three months ended June 30, 2008, the Company entered into the following stock related transactions:

Issued 100,000 shares of common stock with a fair value of $0.21 per share for payment towards the Ernestina Property. The fair value of these shares, $21,000 has been recorded as acquisition costs for the Ernestina Property.

Issued 50,000 shares of common stock with a fair value of $0.38 per share for payment towards the Ernestina Property. The fair value of these shares, $19,000 has been recorded as acquisition costs for the Ernestina Property.

7. Donated Capital

Effective April 1, 2005, the Company recognizes donated services from officers of the Company for office rent, valued at $500 per month totalling $1,500 for the three months ending June 30, 2008 (2007: $1,500).

UNIVERSAL POTASH CORP.

(formerly Utah Uranium Corp.)

 (An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2008

8.

Supplemental Cash Flow Information

			February 15,
			2001
			(Date of
			Inception)
	Three months ended June 30,		March 31,
	2008	2007	2008
Cash paid for:
Income taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

Non-cash transactions:
Issued 7,675,200 shares at a fair value of $38,376 for settlement of debt	-	-	38,376
Issued 100,000 shares at a fair value of $10,000 as compensation for consulting services	-	-	10,000
Issued 250,000 shares at a fair value of $272,500 as payment for the Family Butte Property	$ -	$ 272,500	$ 272,500
Cancelled 100,000 shares at a fair value of $109,000 associated with the Family Butte Property	(100,000)		(100,000)
Issued 50,000 shares at a fair value of $52,600 as payment for the Hat Property	-	52,600	52,600
Issued 250,000 shares at a fair value of $286,500 as payment for the Pinto Property	-	224,000	286,500
Issued 200,000 shares at a fair value of $134,000 as payment for the Whale Property	-	-	134,000
Issued 50,000 shares at a fair value of $45,000 as payment for the Hoopie Property	-	-	45,000
Issued 50,000 shares at a fair value of $45,000 as payment for the Ray Marie Property	-	-	45,000
Issued 140,000 shares at a fair value of $70,000 for settlement of a promissory note	-	-	70,000
Issued 200,000 shares at a fair value of $148,500 as compensation for a director	-	100,000	148,500
Issued 100,000 shares with a fair value of $100,000 to a technical consultant	-	100,000	100,000
Received 100,000 of common shares of Abaddon with a fair value of $25,000 as a mineral property option payment	-	-	(25,000)
Issued 100,000 shares at a fair value of $43,000 as payment for the Wild Acquisition	-	-	43,000
Issued 100,000 shares at a fair value of $21,000 as payment for the Ernestina Property	21,000		21,000
Issued 50,000 shares at a fair value of $19,000 as payment for the Ernestina Property	19,000		19,000

9. Subsequent events

a)

On July 3, 2008, the Company issued 100,000 common shares in association with the Hoopie Mine Agreement. The vendor has granted the Company indefinite deferral of their outstanding cash commitments as at June 30, 2008.

UNIVERSAL POTASH CORP.

(formerly Utah Uranium Corp.)

 (An exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2008

9. Subsequent events (cont'd...)

b)

On July 3, 2008, the Company issued 100,000 common shares in association with the Whale Property Agreement. The vendor has granted the Company indefinite deferral of their outstanding cash commitments as at June 30, 2008.

c)

Subsequent to the year end, Abaddon has provided notice to the Company that they will be terminating the Joint Venture agreement relating to the Wild Claims due to delays in the drilling program. The Company has yet to decide if it will continue with the application process in anticipation of entering into further joint ventures to perform the actual drilling programs.

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

The Company is following a business plan that calls for Company representatives to research, negotiate and obtain highly prospective uranium or potash properties, following which the Company intends to enter into Joint Venture agreements to see the properties developed at a minimal cash cost to the Company.

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

As of June 30, 2008, the Company has acquired interests in seven mineral properties, summarized in the table below:

Property	Pinto (Utah)	Wild (Utah)	Whale (Utah)	Hoopie (Colorado)	Ray Marie (Colorado)	Ernestina (Alberta)

Number of claims	344	23	33	10	6	25 potash applications
Area in acres (hectares)	7,203 (2,915)	460 (186)	398 (161)	206.6 (83.6)	120 (48.6)	474,400 (192,000)
Cash Payments to Vendors to Date	$150,000	$75,000	$40,000	$20,000	$5,000	$100,000
Shares Issued to Date	200,000 shares	100,000 shares	200,000 shares	50,000 shares	50,000 shares	150,000 shares

Past Workings	Greenfields	Greenfields	Plateau Resources	Independent Miner	Independent Miner	None
Historical Exploration (# of holes)	0	0	100-125	10 +	N/A	None
Past Producing Mine(s)	No	No	No	Yes	Yes	None
Adits / Portals / Mines	0	0	Modern Portal	Modern Portal	1 mine	None
Infrastructure / Access	Access	Access	Dirt road	Dirt road	Dirt Road	Access

Proposed Work Program	20 hole - 5,000 ft drill program	10 hole drill program	Re-log old drill holes	Drill program to verify orebody	Drill program to verify orebody	$500,000 joint venture partner work program

Subsequent Events:

The Company has been attempting to permit two drilling operations, on the Wild and the Pinto projects in Utah, since January, 2008.  The two drill programs are being financed through joint venture agreements with Consolidated Abaddon Resources Inc. ("Consolidated Abaddon").   To date, the Company has not been successful in obtaining those permits due to a variety of delaying factors in dealing with the Bureau of Land Management.  Work has been ongoing in this respect, but the Company has recently received notice from Consolidated Abaddon that due to the lengthy nature of these delays, they no longer wish to proceed with these drill programs.  The Company has yet to decide if it will continue with the application process in anticipation of entering into further joint ventures to perform the actual drilling programs.

The Company has also received an extension agreement with Ted Murer regarding the Pinto claims, whereby property payments that were due to Mr. Murer in June, 2008 (and subsequent payments that followed) have all been deferred for a period of one year.

The Company has filed two applications with the Bureau of Land Management for certain grounds located near Moab, Utah.  The nature of the applications is firstly for potash leases, on ground that is classified as “Known Potash Leasing Areas”, which will result in those lands being subject to an auction process which the Company fully intends to participate in.  The Bureau of Land Management does not know the specific date that the auction will be held, but have the Company listed as a participant to received advance notice of the date, once established.  The Company has also applied for Potash Prospecting Permits in an area just outside the “Known Potash Leasing Areas”.  These permits are issued on a first-come, first-serve basis, and the Company has been advised that the processing of those permits should be complete in late summer, early fall, 2008.  The Company also applied for potash leases on grounds north of Moab controlled by the State of Utah, School and Administrative Trusts Branch.  The specific grounds are currently the subject of an oil/gas exploratory lease, and as such, the existing lease takes precedent.  The specific leaseholders in this situation have been contacted by the State of Utah and have formally requested they be allowed to continue their exploratory work until the spring of 2009.  At that time, if the oil/gas exploratory permit is not renewed, then an auction will be held to allow the granting of potash lease permits.  The State of Utah, School and Administrative Trusts Branch, has on record our application, and will notify the Company in the event an auction is to be held.

On July 3, 2008, we issued 100,000 common shares in total to the David A. Lacy and Michael B. Lacy (50,000 common shares each), the Optionors on the Whale Property.  Also on July 3, 2008, we issued 100,000 common shares to Bob Shupe, the Optionor on the Hoopie Property.

On July 31, 2008, we changed our name to Universal Potash Corp., to better reflect our additional focus.  Our new trading symbol is "UPCO".

Cash Requirements

We are a start-up exploration company and must raise cash to implement our business plan.  The Company is in the process of acquiring and evaluating mineral properties, therefore our cash requirements over the next twelve months depend to a certain degree on acquisition opportunities, as well as discoveries on our properties.  The net of joint venture payment requirements for properties that have been acquired as of June 30, 2008, for the next twelve months is $605,000.

The Company is considering a private placement for September, 2008, in order to augment the current cash balance.  By implementing a private placement as such, we would be in a better position to enhance the property portfolio through additional acquisitions.  In light of prices for the Uranium, the Company has negotiated with several property vendors to reduce or defer cash requirements looking forward.  The Company is attempting to negotiate buy-outs of some of the Uranium properties, with the aim to complete the acquisitions of those assets deemed valuable enough to warrant keeping, while reducing future cash property payments through the issuance of shares.

The Company continues to maintain an office in Moab, Utah, for which monthly rent is $2,000 and operating expenses amount to less than $200 per month.  The office is not permanently staffed at this time.

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

Item 3.

Quantitative and Qualitative Disclsoures About Market Risk

Not applicable

Item 4T.  Controls and Procedures.

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

As of June 30, 2008, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Item 1A.

Risk Factors

Not applicable

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

None

Item 5.

Other Information.

None

Item 6.

Exhibits.

31

Section 302 Certification of C.E.O. and C.F.O.

32

Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL POTASH CORP.

Dated:  August 18, 2008

Per:

/s/ Peter E. Dickie

Peter E. Dickie,

President and Director